Form 10-Q
period 1994-12-31
TANDYCRAFTS INC
filed 1995-02-10
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended December 31, 1994

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File Number 1-7258

                                TANDYCRAFTS, INC.
              (Exact name of registrant as specified in its charter)

Delaware                                                 75-1475224
(State of incorporation)    (I.R.S. Employer Identification Number)


                 1400 Everman Parkway, Fort Worth, Texas  76140
               (Address of principal executive offices) (Zip Code)

                                 (817) 551-9600
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No___.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                     Shares outstanding as of December 31, 1994
Common Stock, $1,00 par value              11,451,265

                                TANDYCRAFTS, INC.

                                    Form 10-Q

                         Quarter Ended December 31, 1994

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.

1.   Condensed Consolidated Financial Statements             3-8

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations          9-14


                           PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of Security
     Holders                                                  15

6.   Exhibits and Reports on Form 8-K                         15

     Signatures                                               16

                                     PART I

Item 1.                                                 Financial Statements

                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                 Three Months Ended            Six Months Ended
                              ------------------------    --------------------------
                              December 31, December 31,   December 31,  December 31,
                                  1994         1993           1994         1993
                                   ---         ----          ----          ----

Net sales                     $     75,619 $     63,092   $    141,131  $    105,579
                              ------------ ------------   ------------  ------------

Operating costs and expenses:
 Cost of goods sold                 44,572       37,686         84,374        62,579
 Selling, general and
   administrative                   22,583       18,441         42,888        32,351
 Depreciation and
   amortization                      1,207        1,022          2,556         1,820
                              ------------ ------------   ------------  ------------
   Total operating costs
    and expenses                    68,362       57,149        129,818        96,750
                              ------------ ------------   ------------  ------------

Operating income                     7,257        5,943         11,313         8,829

Interest and other investment
 income                                 15           39             19            67
Interest expense                       965          395          1,795           596
                              ------------ ------------   ------------  ------------
Income before provision for
 income taxes                        6,307        5,587          9,537         8,300
Provision for income taxes           2,210        2,185          3,386         3,189
                              ------------ ------------   ------------  ------------

   Net income                 $      4,097 $      3,402   $      6,151  $      5,111
                              ============ ============   ============  ============


Net income per share          $       0.36 $       0.30   $       0.54  $       0.45
                              ============  ===========    ============ ============

Weighted average common and
 common equivalent shares           11,383       11,506         11,298        11,442
                              ============  ===========    ============ ============

                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                         December 31,   June 30,
                                            1994          1994
                                         -----------   ---------

ASSETS
Current assets:
  Cash, including short-term investments $    5,419    $  1,506
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $837 and $441, respectively             33,734      26,021
  Inventories                                61,259      53,297
  Other current assets                        5,221       4,590
                                         ----------    ---------
       Total current assets                 105,633      85,414
                                         ----------    ---------

Property and equipment, at cost              48,180      42,303
Less-accumulated depreciation              (19,102)    (17,350)
                                         ----------    ---------
  Property and equipment, net                29,078      24,953
                                         ----------    ---------

Other assets                                    624         739
Goodwill                                     51,675      39,325
                                         ----------    ---------
                                         $  187,010    $150,431
                                         ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  ESOP loan, current portion             $    4,000    $  4,000
  Accounts payable                           15,858      11,333
  Accrued liabilities and other              21,895      12,878
                                         ----------    ---------
       Total current liabilities             41,753      28,211
                                         ----------    ---------

Long-term debt                               55,000      41,600
Deferred income taxes                         1,538       1,538

Stockholders' equity:
  Common stock, $1 par value, 50,000,000
     shares authorized, 18,527,988 shares
     issued                                  18,528      18,528
  Additional paid-in capital                 15,561      13,158
  Retained earnings                          81,018      74,867
  Cost of stock in treasury, 7,076,723
     shares and 7,367,357 shares,
     respectively                          (26,388)    (27,471)
                                         ----------    ---------
       Total stockholders' equity            88,719      79,082
                                         ----------    ---------
                                         $  187,010    $150,431
                                         ==========    =========


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended
                                                 December 31,     December 31,
                                                    1994             1993
                                                 -----------      -----------

Net cash flows from operating activities         $   (3,383)      $  (7,860)
                                                 -----------      -----------

Cash flows from investing activities:
 Additions to property and equipment, net,
   excluding the effect of businesses acquired       (6,044)         (2,097)
 Purchase of businesses, net of cash acquired        (3,320)        (34,475)
                                                 -----------      -----------
      Net cash used for investing activities         (9,364)        (36,572)
                                                 -----------      -----------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit
   program                                             3,260             994
 Purchase of treasury stock                                            (174)
 ESOP loan payments received                                           1,943
 Borrowings under bank credit facility, net           13,400          37,000
                                                 -----------      -----------
      Net cash provided by financing activities       16,660          39,763
                                                 -----------      -----------

Increase (decrease) in cash, including short-term
 investments                                           3,913         (4,669)
Balance, beginning of period                           1,506          12,075
                                                 -----------      -----------
Balance, end of period                           $     5,419      $    7,406
                                                 ===========      ===========


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                            Additional
                                     Common  paid-in   Retained Treasury
                                     stock    capital  earnings  stock     Total
                                     ------- --------  --------  -------   -----

Balance, June 30, 1994               $18,528  $13,158  $74,867  $(27,471) $79,082
Sale of 275,541 shares of
   treasury stock to employee
   benefit program                        -     2,233        -    1,027     3,260
Contingent payment for business
   acquired                                       170                56       226
Net income for six months ended
   December 31, 1994                      -         -    6,151        -     6,151
                                     -------  -------  -------  --------  -------
Balance, December 31, 1994           $18,528  $15,561  $81,018  $(26,388) $88,719
                                     =======  =======  =======  ========  =======


                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of December 31, 1994 and June 30, 1994, and the results of operations and cash flows for the six-month periods ended December 31, 1994 and December 31, 1993. Certain prior year amounts have been reclassified to conform to the current year classification. The results of operations for the three and six-month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1994 Annual Report to Stockholders.

NOTE 2 - REVOLVING CREDIT FACILITY

In September 1994, the Company's $50 million revolving credit facility with a group of banks was expanded to $60 million under the existing terms.

NOTE 3 - INVENTORIES

The components of inventories at December 31, 1994 consisted of the following (in thousands):

          Merchandise held for sale          $42,667
          Raw materials and work-in-process   18,592
                                             -------
                                             $61,259
                                             =======

NOTE 4 - EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three and six-month periods ended December 31, 1994 and 1993, the number of weighted average shares and common stock equivalents is as follows (in thousands):
                                       Three Months Ended Six Months Ended
                                         December 31,       December 31,
                                       -----------------  -----------------
                                        1994     1993       1994      1993
                                       -------  -------    -------   ------

   Weighted average shares              11,375   11,209     11,289   11,198
   Common stock equivalents                  8      297          9      244
                                       -------  -------    -------  -------
   Total weighted average common and
    common equivalent shares            11,383   11,506     11,298   11,442
                                       =======  =======    =======  =======



NOTE 5 - ACQUISITION

Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.2 million in cash and resulted in the recording of goodwill of $2.5 million, which is being amortized over forty years. This acquisition is considered insignificant for presentation of pro forma information.

NOTE 6 - CONTINGENT PAYMENT

In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement provides for a contingent cash payment to be made on or before March 31, 1995 based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. The estimated contingent payment of $10 million, subject to audit, has been accrued in the December 31, 1994 balance sheet.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 70 stores located in eight states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 30 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 41 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of four divisions: picture frames and framed art, belts and accessories, outerwear and TWI.

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and six-month periods ended December 31, 1994 and 1993 (in thousands):

                                Three Months Ended December 31,
                            --------------------------------------
                                 1994                 1993             % Increase (Decrease)
                            -----------------   ------------------     ----------------------
                                    Operating            Operating                Operating
                            Sales    Income     Sales     Income       Sales        Income
                            ------- ---------   -------- ---------     ------     -----------

Specialty retail:
- ----------------
Tandy Leather               $14,005    $1,701    $14,884    $2,114      (5.9)%      (19.5)%
Sav-On Discount Office
 Supplies                     4,569     (548)      3,365        24      35.8      (2383.3)
Joshua's Christian Stores    10,326     1,078      8,046     1,088      28.3         (0.9)
Cargo Furniture & Accents     5,117       245      5,450       276      (6.1)       (11.2)
                            -------    ------    -------    ------     -----       -------
 Specialty retail            34,017     2,476     31,745     3,502       7.2        (29.3)
                            -------    ------    -------    ------     -----       -------

Specialty manufacturing:
- -----------------------
Picture frames and
 framed art                  27,919     6,111     18,712     2,056      49.2        197.2
Belts and accessories         3,714     (278)      3,804       237      (2.4)      (217.3)
Outerwear                     4,000     (386)      5,055       253     (20.9)      (252.6)
TWI                           5,969      796       3,776       953      58.1        (16.5)
                            -------    ------    -------    ------     ------      -------
 Specialty manufacturing     41,602     6,243     31,347     3,499      32.7         78.4
                            -------    ------    -------    ------     ------      -------

 Total operations, excluding
   corporate                $75,619    $8,719    $63,092    $7,001      19.9%        24.5%
                            =======    ======    =======    ======     ======      =======


                                 Six Months Ended December 31,
                            --------------------------------------
                                  1994                  1993            % Increase (Decrease)
                            -----------------    -----------------      ---------------------
                                    Operating            Operating                 Operating
                            Sales    Income       Sales    Income       Sales        Income
                            ------- ---------    ------- ---------      -----     -----------
Specialty retail:
- ----------------
Tandy Leather               $25,314    $2,530    $26,049    $2,787     $(2.8)%     $ (9.2)%
Sav-On Discount Office
 Supplies                     9,827      (710)     7,373       125      33.3       (668.0)
Joshua's Christian Stores    16,342       883     12,068       854      35.4          3.4
Cargo Furniture & Accents    10,849       646     11,095       566      (2.2)        14.1
                            -------    ------    -------    ------     ------      -------
 Specialty retail            62,332     3,349     56,585     4,332      10.2        (22.7)
                            -------    ------    -------    ------     ------      -------

Specialty manufacturing:
- -----------------------
Picture frames and
 framed art                  49,545     9,470     28,488     3,189      73.9       197.0
Belts and accessories         8,105      (381)     5,332       534      52.0      (171.3)
Outerwear                     9,179      (399)     8,406       489       9.2      (181.6)
TWI                          11,970     1,853      6,768     1,743      76.9         6.3
                            -------    ------     ------    ------     ------      ------
 Specialty manufacturing     78,799    10,543     48,994     5,955      60.8        77.0
                            -------    ------     ------    ------     ------      ------

 Total operations, excluding
   corporate                $141,131  $13,892   $105,579   $10,287     33.7%       35.0%
                            ========  =======   ========   =======     =====       ======


RESULTS OF OPERATIONS

Net sales
Consolidated net sales during the three and six-month periods ended December 31, 1994 as compared to the same period of last year increased 19.9% and 33.7% , respectively. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
Net sales for the specialty retail segment were up 7.2% for the quarter and 10.2% for the six months ended December 31, 1994 over the same periods of last year. Tandy Leather Company had total net sales decreases of 5.9% and 2.8% for the three and six-month periods ended December 31, 1994, respectively. The decrease in sales reflects a decrease in the average number of transactions per store compared to the same periods last year as a result of a decline in popularity of southwest fashion merchandise.

Sav-On Discount Office Supplies ("Sav-On") achieved total net sales increases of 35.8% and 33.3% for the quarter and six-month periods ended December 31, 1994, respectively, compared to the same periods last year. The increase was due primarily to the effect of new store openings. Sav-On had 30 stores open at December 31, 1994, including six stores opened during the quarter, compared to 16 stores open a year ago. Same-store sales were basically flat for the quarter and for the six months ended December 31, 1994 primarily as a result of management's decision to forego certain low-margin contract sales at the store level in July and December.

Joshua's Christian Stores (Joshua's) had total net sales increases of 28.3% and 35.4% for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods last year. The increase in net sales was primarily the result of an aggressive store expansion program initiated during fiscal 1994, resulting in the addition of 13 stores since December 31, 1993. Same store sales increased 6% for both the three and six-month periods, respectively, reflecting successful in-store promotions and an expanding customer base as Joshua's newer stores continue to mature.

Total net sales for Cargo Furniture & Accents ("Cargo") decreased 6.1% for the quarter and 2.2% for the six months ended December 31, 1994, respectively, compared to the corresponding periods a year ago primarily as a result of having fewer stores open. At December 31, 1994 there were 41 Cargo stores open compared to 46 stores open at December 31, 1993. Cargo's same-store sales increases for the three and six-month periods ended December 31, 1994 of 1% and 4%, respectively, reflect primarily the effect of new product introductions.

Specialty manufacturing
Net sales for the specialty manufacturing segment increased 32.7% and 60.8% for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods of the previous year. The increase in sales for the picture frames and framed art division was 49.2% and 73.9% for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods of the previous year. The increase in sales for the three and six-month periods reflects the contribution of Impulse Designs which was acquired effective as of November 1, 1993. The increase in sales also reflects continued strong demand from existing customers and the addition of new customers for both the Magee Company and Impulse Designs.

Net sales for the belts and accessories division decreased 2.4% for the quarter and increased 52.0% for the six months ended December 31, 1994 compared to the corresponding periods of the previous year. The decrease in sales for the quarter reflects significantly lower sales for Prestige Leather as a result of weak demand in its cut-up division due to changes in fashion trends away from belted women's garments and continued softness in the western apparel market. The increase in net sales for the six-month period reflects the acquisition of Prestige Leather Creations effective as of November 1, 1993.

Net sales for the outerwear division decreased 20.9% for the quarter and increased 9.2% for the six months ended December 31, 1994 compared to the corresponding periods of the previous year. The sales increase for the six-month period primarily reflects the contribution of Birdlegs, which was acquired
effective October 1, 1993.   Sales for both the quarter and six months were
adversely affected by continued soft demand experienced in the western apparel market and the warm fall and early winter weather conditions which affected the sale of jackets and sweatshirts.

Net sales for the Tandy Wholesale International division ("TWI"), increased 58.1% and 76.9% for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods last year. The increase in net sales for the quarter reflects the contributions of Rivertown Button and College Flags which were acquired effective April 1, 1994 and June 1, 1994, respectively. The increase in net sales for the six-month period reflects the contributions of Rivertown Button and College Flags as well as the contribution from Tag Express, which was acquired effective September 1, 1993. The increase in sales for the six months also reflects strong sales gains from the wholesale operations of the Tandy Leather Company.

Operating income
Total operating income before corporate expenses increased 24.5% and 35.0% for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods last year. A discussion of operating income for each segment follows:

Specialty retail
Operating income for the specialty retail segment decreased 29.3% and 22.7% for the three and six-month periods ended December 31, 1994, respectively, compared to the corresponding periods last year. Operating income for Tandy Leather decreased 19.5% and 9.2% for the quarter and six months, respectively, compared to the same periods last year. The decrease in operating income is a result of the decrease in sales, particularly sales of Southwest fashion items with their corresponding higher gross profit.

Sav-On experienced operating losses of $548,000 and $710,000 for the three and six-month periods ended December 31, 1994, respectively, compared to operating income of $24,000 and $125,000 for the respective periods last year. The fluctuation in operating income is due primarily to start-up and administrative costs incurred in expanding the store base from 16 stores at December 31, 1993 to 30 stores at December 31, 1994, including six stores opened during the quarter. While year-to-date gross margins were up slightly compared to a year ago, this increase was offset by the increase in general and administrative expenses. During fiscal 1994, Sav-On embarked on an aggressive store expansion plan. Accordingly, administrative expenses have increased as a percent of sales compared to the same period last year reflecting the investment made to strengthen the management team at Sav-On and to build the necessary infrastructure to support a larger store base. Current plans call for 37 stores open by June 30, 1995.

Operating income for Joshua's Christian Stores decreased 0.9% for the quarter and increased 3.4% for the six months ended December 31, 1994 compared to the same periods last year. While gross margins for the quarter and six months remained relatively consistent with the prior year periods, selling, general and administrative expenses increased as a percent of sales primarily due to increased advertising expenses and increased administrative expenses associated with the installation and implementation of a new merchandising system. These costs reflect an investment made in building the necessary systems and infrastructure to support a much larger store base and provide management with tools to improve overall inventory management. The effects of the new merchandising system, however, are not expected to be seen until fiscal 1996 when the system is fully implemented.

Operating income for Cargo Furniture & Accents decreased 11.2% for the quarter and increased 14.1% for the six months ended December 31, 1994 compared to the same periods last year. The decrease in operating income for the quarter compared to the same period last year is primarily due to a decrease in sales. Gross margins for the quarter were basically unchanged from a year ago. Total selling, general and administrative expenses in dollars decreased slightly from a year ago, however, they increased as a percentage of sales as a result of the decreased sales. The increase in operating income for the six months ended December 31, 1994 compared to the same period last year continues to reflect cost savings realized from an internal reorganization resulting in decreased expenses.

Specialty manufacturing
Operating income for the specialty manufacturing segment increased 78.4% and 77.0% for the three and six-month periods ended December 31, 1994, respectively, compared to the corresponding periods of the prior year. Operating income for the picture frames and framed art division increased 197.2% and 197.0% for the three and six-month periods ended December 31, 1994, respectively, compared to the corresponding periods of the prior year. The increase in operating income for the quarter and six months reflects the contribution of Impulse Designs which was acquired effective November 1, 1993. The increase in operating income is a result of increased sales and improved gross margins resulting from manufacturing efficiency gains, a more profitable sales mix and selective price increases on certain items.

The belts and accessories division had operating losses of $278,000 and $381,000 for the three and six-month periods ended December 31, 1994, respectively, compared to operating income of $237,000 and $534,000 for the same periods last year, respectively. The decrease in operating income for the quarter and six months compared to the same periods last year reflect the softness in demand experienced in the cut-up and western apparel markets, resulting in lower sales and gross margins. Gross margins were also negatively impacted by increased raw materials costs, primarily leather.

The outerwear division had operating losses of $386,000 and $399,000 for the three and six-month periods ended December 31, 1994, respectively, compared to operating income of $253,000 and $489,000 for the same periods last year, respectively. The decrease in operating income for the quarter and six months compared to the same periods last year reflect the softness in demand experienced in the western apparel market as well as the warm fall and early winter weather conditions which adversely affected sales of sweatshirts and jackets. Gross margins were also lower due to increased raw material and labor costs which could not be passed on to customers.

TWI's operating income decreased 16.5% for the quarter and increased 6.3% for the six months ended December 31, 1994 compared to the same periods of the prior year. The decrease in operating income for the quarter reflects the effect of the Major League Baseball players strike and the National Hockey League players strike on the sales of related licensed products. The increase in operating income for the six months primarily reflects the contributions of Tag Express, Rivertown Button and College Flags, acquired September 1, 1993, April 1, 1994 and June 1, 1994, respectively.


Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 29.9%, 30.4%, 29.2% and 30.6% of sales for the three and six-month periods ended December 31, 1994 and 1993, respectively. In total dollars, selling, general and administrative expenses increased $4.1 million and $10.5 million, respectively, for the three and six-month periods ended December 31, 1994 compared to the same periods of the prior year. The increase in expenses in dollars was primarily due to acquisitions and new store openings.

Interest expense and investment income
Net interest expense increased $594,000 (166.9%) and $1,247,000 (235.7%) for the three and six-month periods ended December 31, 1994, respectively, compared to the same periods of the prior year. The increase in net interest expense was due to an increase in average borrowings during the periods, increased interest rates on borrowings and lower interest income on invested cash balances.

Provision for income taxes
The Company's effective income tax rate for the six months ended December 31, 1994 was 35.5% compared to 38.4% for the same period last year. The reduction in the effective rate reflects the Company's utilization of both federal and state hiring tax credit programs as well as tax benefits generated from the creation of a Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of liquidity are from cash flows from operations, sales of treasury stock to employee benefit plans and borrowings under the Company's revolving credit facility. The funds generated from these sources have been used primarily to finance acquisitions, purchase property and equipment, reduce the ESOP loan balance and finance growth in inventories and receivables.

During the six months ended December 31, 1994, cash increased approximately $3.9 million. Cash used by operations of approximately $3.4 million resulted primarily from an increase in receivables and inventories, partially offset by an increase in accounts payable. The increase in receivables, inventories and accounts payable relate mainly to new store expansion and sales increases requiring the expansion of working capital. Cash used for investing activities of approximately $9.4 million resulted primarily from capital expenditures for property and equipment and the acquisition of the Novelty Division of Trench Manufacturing Company, Inc., which required a cash payment of approximately $3.2 million. Cash of approximately $16.7 million was provided by financing activities, primarily from borrowings under the Company's revolving credit facility.

In September 1994, the Company's $50 million revolving credit facility with a group of banks was increased to $60 million under the existing terms.

In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement provides for a contingent cash payment to be made on or before March 31, 1995 based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. The estimated contingent payment of $10 million, subject to audit, has been accrued in the December 31, 1994 balance sheet. This payment is expected to be financed from the Company's current cash position, cash flows from operations and from the Company's revolving credit facility.

Capital expenditures totaled approximately $6.0 million for the six months ended December 31, 1994. Planned capital expenditures for the remainder of fiscal 1995 approximate $1.7 million. Current store expansion plans call for Sav-On Discount Office Supplies to open 7 new stores and Joshua's Christian Stores to open 2 new stores for the remainder of fiscal 1995. Funding for new store expansion planned for the remainder of fiscal 1995, exclusive of capital expenditures, will approximate $1.3 million. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans.

Acquisitions
Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.2 million in cash and resulted in the recording of goodwill of $2.5 million, which is being amortized over forty years. This acquisition did not have a significant impact on sales or operating income for the quarter ended December 31, 1994.

The Company continues to evaluate acquisition candidates which complement its existing businesses. To the extent that the Company utilizes debt to finance future acquisitions and goodwill associated with such acquisitions is recorded, results of operations in future periods will be impacted by increased interest expense and the amortization of goodwill associated with such acquisitions.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 4.             Submission of Matters to Vote of Security Holders

   The following proposals were approved at the Company's annual meeting held on November 9, 1994:

                                              Affirmative    Votes Against
                                                 Votes        or Withheld
                                              ----------     -------------
   1. Election of management's slate
        of nominees to serve as
        Directors:
          B. Franklin Bigger                  6,880,155        741,779
          R. Earl Cox III                     6,719,967        901,967
          Jerry L. Roy                        7,356,843        265,091
          Joe K. Pace                         6,788,928        833,006
          Carol Smith                         7,350,298        271,636
          Robert Schutts                      7,239,512        382,422
          Michael J. Walsh                    7,272,552        349,382

   2. Approve change of corporate name        6,055,041      1,566,893

   3. Approve amendment of the Tandycrafts,
      Inc. 1992 Director Stock Option
      Plan                                    6,355,053      1,266,881


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               EX27             Financial Data Schedule

          (b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, dated January 24, 1995, announcing the unaudited results of operations for the three and six-month periods ended December 31, 1994.




                                TANDYCRAFTS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 10, 1995           By:/s/Jerry L. Roy
                                     Jerry L. Roy
                                     President, Chief Executive Officer
                                     and Director



Date:  February 10, 1995           By:/s/Michael J. Walsh
                                     Michael J. Walsh
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary,
                                     General Counsel and Director
                                     (Principal Financial Officer)



Date:  February 10, 1995           By:/s/Jim D. Schultz
                                     Jim D. Schultz
                                     Sr. Vice President and Director of
                                     Accounting, Finance and MIS
                                     (Principal Accounting Officer)