Form 10-Q
period 1995-03-31
TANDYCRAFTS INC
filed 1995-05-12
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended March 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                     Shares outstanding as of March 31, 1995
- -----------------------------     ---------------------------------------
Common Stock, $1,00 par value                 11,583,542

                                TANDYCRAFTS, INC.

                                    Form 10-Q

                          Quarter Ended March 31, 1995

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.

1.   Condensed Consolidated Financial Statements             3-8

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations          9-15


                           PART II - OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K                         16

     Signatures                                               17
                                     PART I
Item 1.                        Financial Statements

                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                 Three Months Ended           Nine Months Ended
                              -------------------------   -------------------------
                               March 31,    March 31,      March 31,       March 31,
                                 1995         1994           1995            1994
                             ------------- ------------   ------------   ----------

Net sales                     $     54,891 $     52,469   $    196,022   $   158,048
                              ------------ ------------   ------------   -----------

Operating costs and expenses:
 Cost of products sold              33,160       31,222        117,534        93,801
 Selling, general and
   administrative                   20,902       17,024         63,790        49,375
 Depreciation and
   amortization                      1,465        1,046          4,021         2,866
                              ------------ ------------   ------------   -----------
   Total operating costs
    and expenses                    55,527       49,292        185,345       146,042
                              ------------ ------------   ------------   -----------


Operating income (loss)              (636)        3,177         10,677        12,006
Interest expense                     1,001          476          2,777         1,005
                              ------------ ------------   ------------   -----------
Income (loss) before
 provision for income taxes        (1,637)        2,701          7,900        11,001
Provision for income taxes           (581)        1,021          2,805         4,210
                              ------------ ------------   ------------   -----------

   Net income (loss)          $    (1,056) $      1,680   $      5,095   $     6,791
                              ============ ============   ============   ===========

Net income (loss) per share   $     (0.09) $       0.15   $       0.45   $      0.60
                              ============ ============   ============   ===========

Weighted average common and
  common equivalent shares          11,500       11,327         11,366        11,404



                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                           March 31,     June 30,
                                             1995          1994
                                          ---------     ---------

ASSETS
Current assets:
  Cash, including short-term investments $    1,889    $  1,506
  Trade accounts receivable, net of
     allowance for doubtful accounts
     of $551 and $441, respectively          26,653      26,021
  Inventories                                65,837      53,297
  Other current assets                        4,649       4,590
                                         ----------    ---------
       Total current assets                  99,028      85,414
                                         ----------    ---------

Property and equipment, at cost              49,586      42,303
Less-accumulated depreciation              (19,930)    (17,350)
                                         ----------    ---------
  Property and equipment, net                29,656      24,953
                                         ----------    ---------

Other assets                                    582         739
Goodwill                                     46,930      39,325
                                         ----------    ---------
                                         $  176,196    $150,431
                                         ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  ESOP loan, current portion             $        -    $  4,000
  Accounts payable                           11,919      11,333
  Accrued liabilities and other              14,809      12,878
                                         ----------    ---------
       Total current liabilities             26,728      28,211
                                         ----------    ---------

Long-term debt                               58,700      41,600
Deferred income taxes                         1,538       1,538

Stockholders' equity:
  Common stock, $1 par value, 50,000,000
     shares authorized, 18,527,988
     shares issued                           18,528      18,528
  Additional paid-in capital                 16,635      13,158
  Retained earnings                          79,962      74,867
  Cost of stock in treasury, 6,944,446
     shares and 7,367,357 shares,
     respectively                          (25,895)    (27,471)
                                         ----------    ---------
       Total stockholders' equity            89,230      79,082
                                         ----------    ---------
                                         $  176,196    $150,431
                                         ==========    =========

                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                           Nine Months Ended
                                         -----------------------
                                         March 31,     March 31,
                                           1995          1994
                                         ---------     ---------

Net cash flows from operating activities $  (5,645)     $(5,010)
                                         ---------     ---------

Cash flows from investing activities:
 Additions to property and equipment,
  net, excluding the effect of businesses
  acquired                                  (7,796)      (3,490)
 Purchase of businesses, net of cash
  acquired                                  (3,784)     (36,468)
                                         ---------     ---------
      Net cash used for investing
       activities                          (11,580)     (39,958)
                                         ---------     ---------

Cash flows from financing activities:
 Sales of treasury stock to employee
  benefit program                            4,508        1,287
 Purchase of treasury stock                      -       (2,201)
 Principal payments on ESOP loan            (4,000)      (2,000)
 Borrowings under credit facility           17,100       35,000
 ESOP loan payments received                    -         2,745
                                         ---------     ---------
      Net cash provided by financing
       activities                           17,608       34,831
                                         ---------     ---------

Increase (decrease) in cash, including
 short-term investments                        383      (10,137)
Balance, beginning of period                 1,506       12,075
                                         ---------     ---------
Balance, end of period                   $   1,889     $  1,938
                                         =========     =========

                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                            Additional
                                                Common       paid-in         Retained      Treasury
                                                stock        capital        earnings         stock             Total
                                               ---------    ----------      ---------      ---------        -----------

Balance, June 30, 1994                         $  18,528     $  13,158      $  74,867        $(27,471)      $    79,082
Sale of 381,253 shares of treasury stock
    to employee benefit program                        -         3,087              -           1,421             4,508
Contingent payment of 41,658 shares
    for businesses acquired                                        390                            155               545
Net income for nine months ended
    March 31, 1995                                     -             -          5,095                             5,095
                                               ---------     ---------      ---------       ---------        ----------
Balance, March 31, 1995                        $  18,528     $  16,635      $  79,962       $ (25,895)       $   89,230
                                               =========     =========      =========       =========        ==========



                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of March 31, 1995 and June 30, 1994, and the results of operations and cash flows for the nine-month periods ended March 31, 1995 and March 31, 1994. Certain prior year amounts have been reclassified to conform to the current year classification. The results of operations for the three and nine-month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1994 Annual Report to Stockholders.

NOTE 2 - REVOLVING CREDIT FACILITY

In September 1994, the Company's $50 million revolving credit facility with a group of banks was expanded to $60 million under the existing terms. The Company also established a separate unsecured $5 million borrowing facility from one of the banks, with interest charged on borrowings based on the bank's prime rate.

NOTE 3 - INVENTORIES

The components of inventories at March 31, 1995 consisted of the following (in thousands):

          Merchandise held for sale          $44,953
          Raw materials and work-in-process   20,884
                                             --------
                                             $65,837
                                             ========

NOTE 4 - EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three and nine-month periods ended March 31, 1995 and 1994, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                       Three Months Ended Nine Months Ended
                                           March 31,          March 31,
                                       ----------------   -----------------
                                        1995     1994       1995     1994
                                       -------  -------   -------- --------

   Weighted average shares              11,499   11,150     11,358   11,182
   Common stock equivalents                  1      177          8      222
                                       -------  --------  -------- --------
   Total weighted average common and
    common equivalent shares            11,500   11,327     11,366   11,404
                                       =======  ========  ======== ========

NOTE 5 - ACQUISITION

Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.2 million in cash and resulted in the recording of goodwill of $2.7 million, which is being amortized over forty years. This acquisition is considered insignificant for presentation of pro forma financial information.

NOTE 6 - CONTINGENT PAYMENT

In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement provides for a contingent cash payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. An estimated contingent payment of $4.3 million, subject to final resolution of any disputed items, has been accrued in the March 31, 1995 balance sheet. This payment was paid in April 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 70 stores located in eight states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 36 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 40 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of four divisions:
Picture Frames and Framed Art, Belts and Accessories, Outerwear and TWI.

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and nine-month periods ended March 31, 1995 and 1994 (in thousands):

                                Three Months Ended March 31,
                            --------------------------------------
                                   1995                 1994          % Increase (Decrease)
                            -------------------   ----------------    ----------------------
                                      Operating          Operating               Operating
                             Sales      Income    Sales    Income      Sales       Income
                            -------    --------   ------  --------    ---------  -----------


Specialty retail:
- ----------------
Tandy Leather               $11,442    $  805    $11,786    $1,027      (2.9)%      (21.6)%
Sav-On Discount Office
 Supplies                     5,552      (453)     3,858       (50)     43.9       (806.0)
Joshua's Christian Stores     6,000      (389)     4,952         -      21.2         n/a
Cargo Furniture & Accents     4,300        53      4,465        80      (3.7)       (33.8)
                            -------    ------    -------    ------     ------    ---------
 Specialty retail            27,294        16     25,061     1,057       8.9        (98.5)
                            -------    ------    -------    ------     ------    ---------

Specialty manufacturing:
- -----------------------
Picture frames and
 framed art                  13,497       597     14,938     2,084      (9.6)       (71.4)
Belts and accessories         3,702       (69)     4,636       439     (20.1)      (115.7)
Outerwear                     4,402      (262)     4,483        12      (1.8)     (2283.3)
TWI                           5,996       241      3,351       591      78.9        (59.2)
                            -------    ------     ------    ------     ------    ---------
 Specialty manufacturing     27,597       507     27,408     3,126       0.7        (83.8)
                            -------    ------     ------    ------     ------    --------

 Total operations,
  excluding corporate       $54,891    $  523    $52,469    $4,183       4.6%       (87.5)%
                            =======    ======    =======    ======     ======    ========

                                Nine Months Ended March 31,
                            --------------------------------------
                                   1995                 1994          % Increase (Decrease)
                            -------------------  -----------------    ---------------------
                                      Operating          Operating               Operating
                             Sales      Income    Sales    Income      Sales       Income
                            -------   ---------  -------  --------    -------    ---------
Specialty retail:
- ----------------
Tandy Leather               $36,755    $3,335    $37,835    $3,814     $(2.9)%     $(12.6)%
Sav-On Discount Office
 Supplies                    15,380    (1,164)    11,231        75      36.9       (1652.0)
Joshua's Christian Stores    22,341       494     17,020       854      31.3         (42.2)
Cargo Furniture & Accents    15,149       700     15,560       646      (2.6)          8.4
                            -------   -------    -------    ------     ------      -------
 Specialty retail            89,625     3,365     81,646     5,389       9.8         (37.6)
                            -------   -------    -------    ------     ------      -------

Specialty manufacturing:
- -----------------------
Picture frames and
 framed art                  63,042    10,069     43,426     5,273      45.2          91.0
Belts and accessories        11,807      (450)     9,968       973      18.4        (146.2)
Outerwear                    13,582      (662)    12,889       501       5.4        (232.1)
TWI                          17,966     2,096     10,119     2,334      77.5         (10.2)
                            -------   -------    -------    ------     ------      -------
 Specialty manufacturing    106,397    11,053     76,402     9,081      39.3          21.7
                            -------   -------    -------    ------     ------      -------

 Total operations,
   excluding corporate      $196,022   $14,418   $158,048   $14,470     24.0%         (0.4)%
                            ========  ========   ========   =======    ======      =======


RESULTS OF OPERATIONS

Net sales
Consolidated net sales for the three and nine-month periods ended March 31, 1995 increased 4.6% and 24.0%, respectively, compared to the same periods last year. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
Net sales for the specialty retail segment increased 8.9% for the quarter and 9.8% for the nine months ended March 31, 1995 compared to the same periods last year. The specialty retail segment contributed 49.7% and 45.7% of consolidated net sales for the three and nine-month periods ended March 31, 1995, respectively, compared to 47.8% and 51.7%, respectively, for the same periods last year.

Tandy Leather Company's net retail sales and same-store sales decreased 2.9% for the quarter and for the nine months ended March 31, 1995 compared to the same periods last year. The decrease in sales reflects a decrease in the average number of transactions per store compared to the same periods last year due primarily to a decline in sales of southwest fashion merchandise. The decrease in sales related to this merchandise category is due in part to a decline in popularity, but also partly due to increased competition in this category.

Sav-On Discount Office Supplies ("Sav-On") achieved total net sales increases of 43.9% and 36.9% for the quarter and nine-month periods ended March 31, 1995, respectively, compared to the same periods last year. The increase in total net sales was primarily due the effect of new store openings. Sav-On had 36 stores open at March 31, 1995, including six stores opened during the quarter, compared to 18 stores open a year ago. Same-store sales increased 4.1% for the quarter and decreased 0.9% for the nine months ended March 31, 1995 over the respective periods last year. A primary reason for the flat same-store sales for the nine-month period ended March 31, 1995, was management's decision to forego in fiscal 1995 certain low margin government and contract sales at the store level which occurred in the months of July and December of fiscal 1994.

Joshua's Christian Stores ("Joshua's") had total net sales increases of 21.2% and 31.3% for the quarter and nine months ended March 31, 1995, respectively, compared to the same periods last year. The increase in total net sales is primarily due to the effect of new store openings. Joshua's had 70 stores open at March 31, 1995 compared to 58 stores open at March 31, 1994. Same-store sales were flat for the quarter and increased 3.4% for the nine-month period ended March 31, 1995. Same-store sales for the quarter and nine months reflect the impact of Easter falling two weeks later this year compared to last year (April 16 versus April 3 last year) resulting in a shift in the timing of sales from March to April. Same-store sales results also reflect the impact of increased competition in certain markets.

Total net sales for Cargo Furniture & Accents ("Cargo") decreased 3.7% for the quarter and 2.6% for the nine months ended March 31, 1995 compared to the same periods last year primarily as a result of having fewer stores open. At March 31, 1995, there were 40 Cargo stores open compared to 44 a year earlier. Same-store sales increases for the three and nine-month periods ended March 31, 1995 were 4.9% and 4.0%, respectively.

Specialty manufacturing
Net sales for the specialty manufacturing segment increased 0.7% and 39.3% for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 50.3% and 54.3% of consolidated net sales for the three and nine-month periods ended March 31, 1995, respectively, compared to 52.2% and 48.3%, respectively, for the same periods last year.

Net sales for the Picture Frames and Framed Art division decreased 9.6% for the three months ended March 31, 1995 compared to the same period last year. The decrease was due primarily to a shift in the timing of certain promotional sales from the third quarter to the second and fourth quarters. Offsetting this decrease was the addition of a major new account and the introduction of a new line of plastic moldings. Net sales for the nine months ended March 31, 1995 increased 45.2% compared to the same period last year. The increase reflects the contribution of Impulse Designs which was acquired effective November 1, 1993 as well as strong demand from the existing customer base and the addition of new customers.

Net sales for the Belts and Accessories division decreased 20.1% for the quarter ended March 31, 1995 compared to the same quarter last year. The decrease in sales for the quarter reflects continuing weak demand in the cut-up belt market and continued softness in the western apparel market. Net sales for the nine months ended March 31, 1995 increased 18.4% compared to the same period last year, primarily due to the acquisition of Prestige Leather Creations effective as of November 1, 1993.

Net sales for the Outerwear division decreased 1.8% for the quarter and increased 5.4% for the nine months ended March 31, 1995 compared to the corresponding periods last year. The increase in sales for the nine-month period primarily reflects the contribution of Birdlegs, which was acquired effective October 1, 1993. Sales for both the quarter and nine-month periods were adversely affected by continued soft demand experienced in the western apparel market. Sales for the nine-month period were also adversely impacted by the warm weather conditions in the fall and early winter which affected the sale of jackets and sweatshirts.

Net sales for the Tandy Wholesale International ("TWI") division, increased 78.9% and 77.5% for the three and nine-month periods ended March 31, 1995, respectively, compared to the same periods last year. The increase in net sales for the quarter reflects the contributions of Rivertown Button and College Flags which were acquired effective April 1, 1994 and June 1, 1994, respectively. The increase in net sales for the nine-month period reflects the contributions of Rivertown Button and College Flags as well as the contribution from Tag Express, which was acquired effective September 1, 1994. Sales for both the quarter and for the nine months also reflect strong sales gains from the wholesale operations of the Tandy Leather Company and Tag Express primarily as a result of the addition of new customers, penetration into new markets and the introduction of new product lines.

Operating income
Total operating income before corporate expenses decreased $3,660,000, or 87.5%, and $52,000, or 0.4%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the same periods last year. A discussion of operating income for each segment follows:

Specialty retail
Operating income for the specialty retail segment decreased $1,041,000, or 98.5%, and $2,024,000, or 37.6%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods last year. The specialty retail segment contributed 3.1% and 23.3% of consolidated operating income before corporate expenses for the three and nine-month periods ended March 31, 1995, respectively, compared to 25.3% and 37.2%, respectively, for the same periods last year.

Operating income for Tandy Leather decreased $222,000, or 21.6%, for the quarter and $479,000, or 12.6%, for the nine-month period ended March 31, 1995 compared to the same periods last year. The decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. While gross profit as a percent of sales for the quarter increased compared to the same quarter last year, gross profit decreased approximately $87,000 due primarily to the decrease in sales. SG&A expenses for the quarter increased approximately $100,000 compared to the same quarter last year reflecting an increase in advertising expense. For the nine-month period, gross profit as a percentage of sales decreased slightly compared to the same period last year due primarily to a change in the sales mix resulting in a decrease in gross profit of approximately $829,000. SG&A expenses decreased approximately $367,000 for the nine months compared to the same period last year, however, expenses as a percent of sales were up slightly due to the decrease in sales.

Sav-On experienced operating losses of $453,000 and $1,164,000 for the three and nine-month periods ended March 31, 1995, respectively, compared to an operating loss of $50,000 and operating income of $75,000 for the respective periods last year. The fluctuation in operating income is primarily a result of start-up and increased administrative expenses incurred in expanding the store base from 18 stores at March 31, 1994 to 36 stores at March 31, 1995, including six stores opened during the quarter. Gross profit as a percent of sales for the quarter decreased compared to the same quarter last year primarily as a result of escalating paper costs. Gross profit as a percent of sales for the nine-month period has remained consistent with the prior year; however, administrative expenses have increased as a percent of sales reflecting new store openings as well as the investment made to strengthen the management team and to build the necessary infrastructure to support a larger store base.

Joshua's Christian Stores experienced an operating loss for the quarter ended March 31, 1995 of $389,000 compared to break-even for the same quarter last year. For the nine months ended March 31, 1995, Joshua's operating income was $494,000 compared to operating income for the same period last year of $854,000. While gross margins for the quarter and nine-month periods remained relatively constant with the prior year periods, selling, general and administrative
expenses increased as a percent of sales.   The increase in expenses was due
primarily to increased advertising, increased labor expense as a result of store expansion and the addition of corporate support personnel, and increases in communication and data processing expenses associated with the installation and implementation of a new merchandising and management information system. These costs reflect an investment made in building the necessary systems to support and manage a much larger store base.

Operating income for Cargo Furniture & Accents decreased $27,000, or 33.8%, for the quarter and increased $54,000, or 8.4%, for the nine-month period ended March 31, 1995 compared to the same periods last year. The decrease in operating income for the quarter is primarily due to a decrease in sales resulting from fewer stores in operation. Gross profit as a percentage of sales for the quarter decreased slightly from a year ago due primarily to a change in sales mix. The decrease in gross profit was offset by decreased expenses, primarily labor, occupancy and administrative expenses resulting from closed stores and an internal reorganization. For the nine-month period, gross profit as a percent of sales remained consistent with the prior year; however, expenses decreased as a percent of sales reflecting cost savings stemming from closed stores as well as from an internal reorganization.

Specialty manufacturing
Operating income for the specialty manufacturing segment decreased $2,619,000, or 83.8%, for the quarter and increased $1,972,000, or 21.7%, for the nine-month period ended March 31, 1995 compared to the same periods last year. The specialty manufacturing segment contributed 96.9% and 76.7% of consolidated operating income before corporate expenses for the three and nine-month periods ended March 31, 1995, respectively, compared to 74.7% and 62.8%, respectively, for the same periods last year.

Operating income for the Picture Frames and Framed Art division decreased $1,487,000, or 71.4%, for the quarter and increased $4,796,000, or 91.0%, for the nine-month period ended March 31, 1995 compared to the corresponding periods last year. The decrease in operating income for the quarter reflects the decrease in sales and the corresponding impact on production efficiency as well as price increases for certain raw materials, primarily glass and paper products, which have not yet been passed on to customers. Selling, general and administrative expenses for the quarter also increased compared to the same quarter last year primarily due to higher costs associated with moving to a larger facility and additional personnel to support sales growth. The increase in operating income for the nine-month period reflects the contribution of Impulse Designs which was acquired effective November 1, 1993. The increase in operating income for the nine months also reflects increased sales and improved gross margins resulting from manufacturing efficiency gains and a more profitable sales mix.

The Belts and Accessories division posted operating losses of $69,000 and $450,000 for the three and nine-month periods ended March 31, 1995, respectively, compared to operating income of $439,000 and $973,000 for the corresponding periods last year. The decrease in operating profitability for the quarter and nine months compared to the same periods last year reflects the continued softness in demand experienced in the cut-up and western apparel markets, resulting in lower sales and gross margins. Gross margins were also negatively impacted by increased raw materials costs, primarily leather, and increased labor costs.

The Outerwear division had operating losses of $262,000 and $662,000 for the three and nine-month periods ended March 31, 1995, respectively, compared to operating income of $12,000 and $501,000 for the corresponding periods last year. The decrease in operating profitability for the quarter and nine months compared to the prior year periods reflects the softness in demand experienced in the western apparel market as well as the warm weather conditions in the fall and early winter which adversely impacted sales of sweatshirts and jackets. Gross margins were also negatively impacted by increased raw materials costs and increased labor costs which could not be passed on to customers.

The TWI division's operating income decreased $350,000, or 59.2%, and $238,000, or 10.2%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods last year. The decrease in operating income for the quarter and nine months reflects the continuing impact of the Major League Baseball players strike on the sales of related licensed products as well as production problems encountered in bringing the recently acquired pennant manufacturing operation up to capacity.

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 38.1% and 32.5% for the three and nine-month periods ended March 31, 1995, respectively, compared to 32.4% and 31.2% for the corresponding periods last year. In total dollars, SG&A expenses increased $3,878,000, or 22.8%, and $14,415,000, or 29.2%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods last year. The increase in expenses for the three and nine-month periods was primarily due to acquisitions included for a full period this year compared to a partial period last year and to new store openings.

Interest expense
Interest expense increased $525,000, or 110.3%, and $1,772,000, or 176.3%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods of the prior year. The increase in interest expense was due to an increase in average borrowings during the current year periods compared to the prior year and increased interest rates.

Depreciation and amortization
Consolidated depreciation and amortization increased $419,000, or 40.1%, and $1,155,000, or 40.3%, for the three and nine-month periods ended March 31, 1995, respectively, compared to the corresponding periods last year. The increase is due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions. Depreciation expense has also increased over the prior year periods due to a higher level of capital expenditures in the current year periods.

Provision for income taxes
The Company's effective income tax rate for the nine months ended March 31, 1995 was 35.5% compared to 38.3% for the same period last year. The reduction in the effective tax rate reflects the Company's utilization of both federal and state hiring tax credit programs as well as tax benefits generated from the creation of a Foreign Sales Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity are cash flows from operations, sales of treasury stock to the ESOP, and borrowings under the Company's revolving credit facility. The funds generated from these sources have been used primarily to finance acquisitions, purchase property and equipment, retire the ESOP loan and finance growth in inventories and receivables.

During the nine months ended March 31, 1995, cash increased $383,000. Cash used by operating activities of $5,645,000 resulted primarily from an increase in inventories and a decrease in accrued liabilities. The increase in inventories relates mainly to new store expansion and anticipated sales growth. The decrease in accrued liabilities relates primarily to a reduction of accrued payroll and bonus. Cash used for investing activities of $11,580,000 resulted primarily from capital expenditures for property and equipment and the acquisition of the Novelty Division of Trench Manufacturing Company, Inc., which required a cash payment of approximately $3.2 million. Cash of $17,608,000 was provided by financing activities, primarily from borrowings under the Company's revolving credit facility.

In September 1994, the Company's $50 million revolving credit facility with a group of banks was increased to $60 million under the existing terms. The Company also established a separate unsecured $5 million borrowing facility from one of the banks, with interest charged on borrowings based on the bank's prime rate.

In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement provides for a contingent cash payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. An estimated contingent payment of $4.3 million, subject to final resolution of any disputed items, has been accrued in the March 31, 1995 balance sheet. This payment was subsequently paid in April 1995.

Capital expenditures totaled approximately $7.8 million for the nine months ended March 31, 1995. Planned capital expenditures for the remainder of fiscal 1995 approximate $1.2 million. Current store expansion plans call for Sav-On to open 2 new stores and Joshua's Christian Stores to add 4 stores for the remainder of fiscal 1995. Funding for new store expansion planned for the remainder of fiscal 1995, exclusive of capital expenditures, is estimated to approximate $575,000. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans.

Acquisitions
Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures and markets pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.2 million in cash and resulted in the recording of goodwill of $2.7 million, which is being amortized over forty years. This acquisition did not have a significant impact on sales or operating income for the quarter or nine-month period ended March 31, 1995.

The Company may, from time to time, evaluate acquisition candidates which complement its existing businesses. To the extent that debt is utilized to finance any such acquisitions and goodwill related to such acquisitions is recorded, results of operations in future periods will be impacted by increased interest expense and the amortization of goodwill associated with such acquisitions.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K
- ------

               (a)  Exhibits:

                    Exhibit 27     Financial Data Schedule

               (b)  Reports on Form 8-K:

                    The Company filed a Current Report on Form 8-K, dated January 24, 1995, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1994.




                                TANDYCRAFTS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  May 12, 1995                By:  /s/Jerry L. Roy
                                        Jerry L. Roy
                                        President, Chief Executive Officer
                                        and Director



Date:  May 12, 1995                By:  /s/Michael J. Walsh
                                        Michael J. Walsh
                                        Executive Vice President and Chief
                                        Financial Officer, Secretary,
                                        General Counsel and Director
                                        (Principal Financial Officer)



Date:  May 12, 1995                By:  /s/Jim D. Schultz
                                        Jim D. Schultz
                                        Sr. Vice President and Director of
                                        Accounting, Finance and MIS
                                        (Principal Accounting Officer)