Form 10-K
period 1995-06-30
TANDYCRAFTS INC
filed 1995-09-28
CIK 96294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1995

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from ________ to ________

                           Commission File No. 1-7258

                                TANDYCRAFTS, INC.
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                           75-1475224
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

1400 EVERMAN PARKWAY
FORT WORTH, TEXAS                                            76140
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (817) 551-9600

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
   Title of each class                       on which registered
--------------------------                   -----------------------
Common stock, $1 par value                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X


     As of September 8, 1995, there were 11,733,078 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $76.4 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                    Incorporated Document
     ---------------------                   --------------------------
         Part III                     Proxy Statement for 1995 Annual Meeting


                                TANDYCRAFTS, INC.
                                    Form 10-K

                                     PART I
                                     ------

Item 1.   Business
------    --------

     Tandycrafts, Inc. (the "Company"), a Delaware corporation, was incorporated in June 1975 to operate the handicrafts segment previously operated by Tandy Corporation. The Company consists of two primary industry segments: specialty retail and specialty manufacturing. Industry Segment and Geographic Area Information with respect to the Company's business is found in Note 10 of Notes to Consolidated Financial Statements which is set forth in Item 8 herein.

Specialty Retail
----------------

     The specialty retail segment consists of four retail concepts, each specializing in the sale to the public of distinctive lines of products. Included in this segment are Tandy Leather Company, Joshua's Christian Stores, Sav-On Discount Office Supplies and Cargo Furniture and Accents. The specialty retail segment has accounted for 45.9%, 50.1% and 58.9% of the total consolidated net sales of the Company for fiscal years 1995, 1994 and 1993, respectively. Substantially all of the Company's specialty retail products are marketed through 325 Company-owned and operated specialty retail stores located in 45 states of the United States as follows:

                                 Stores at                          Stores at
                                July 1, 1994   Opened   Closed    June 30, 1995
                                ------------   ------   ------    -------------
Tandy Leather Company               175          -         -            175
Cargo Furniture and Accents          43          -         3             40
Joshua's Christian Stores            61          11        -             72
Sav-On Discount Office Supplies      21          18        1             38
                                    ---          --       --            ---
                                    300          29        4            325
                                    ===          ==       ==            ===

     Tandy Leather Company retails leathercraft materials, kits and equipment used to produce functional and ornamental items and finished leathergoods. The principal merchandise lines consist of various leathers, belts and buckles, billfold kits and accessories, footwear and ladies' handbag kits, leatherworking tools and decorative items made of leather. Approximately 3,000 items are sold through 175 company-owned and operated specialty retail stores in the United States, with the strongest concentration in the southwest and on the east and west coasts. A portion of Tandy Leather Company's sales is to the institutional market. This market is composed of industrial arts and crafts programs in schools, hospitals, prisons and recreational organizations. Semi-professionals and hobbyists make up an additional portion of Tandy Leather Company's market. Tandy Leather Company has been successful in developing a loyal repeat customer base. An important element in this achievement has been the effective use of customer purchasing information in focusing Tandy Leather Company's advertising and direct mail efforts. Tandy Leather Company also sponsors in-store classes, workshops and offers demonstrations in leathercrafting techniques such as carving, stamping, dyeing and jewelry making, which helps to cultivate new and repeat customers. Store managers and employees also go out into the community to give on-site demonstrations before school groups and other organizations. In fiscal 1995, Tandy Leather Company's retail operations contributed approximately 19% of the consolidated net sales of the Company.

     Cargo Furniture and Accents ("Cargo") sells a proprietary line of solid wood furniture, bedding and complimentary accessories to residential, institutional and commercial customers from 40 company-owned and operated specialty retail stores primarily located in regional shopping malls in 12 states across the country. Cargo stores are located primarily in the Northeast, Mid-Atlantic, Southeast and South-Central United States. The company obtains the furniture it sells primarily from one source, but merchandise could be obtained from other sources, if necessary. In fiscal 1995, Cargo contributed approximately 8% of the consolidated net sales of the Company.

     Joshua's Christian Stores is one of the largest national specialty retail chains of inspirational books, music and gift items. Joshua's Christian Stores operates a chain of 72 stores, located in Texas, Georgia, Tennessee, Alabama, South Carolina, Colorado, New Mexico, Florida, Arizona and California. The stores average approximately 3,000 square feet in size. Store locations are predominantly in strip centers close to major shopping malls, which allows for lower rent and occupancy costs, while at the same time benefiting from their proximity to major shopping malls. Joshua's Christian Stores carries an extensive selection of quality books, Bibles, music, gifts and cards which are purchased from various suppliers. In fiscal 1995, Joshua's Christian stores contributed approximately 12% of the consolidated net sales of the Company.

     Sav-On Discount Office Supplies ("Sav-On") sells discount office supplies from 38 company-owned and operated specialty retail stores which average approximately 6,000 square feet. Sav-On's stores are located in Texas, Oklahoma and Louisiana. Management's present strategy is to open future Sav-On stores primarily in cities and towns with less than 70,000 people, with the intention of avoiding direct competition with the major discount office supply chains. Sav-On stores carry approximately 6,000 products, consisting primarily of office and school supplies. The products sold are purchased from a variety of suppliers. The primary customers for Sav-On are small business owners, students and homeowners. In fiscal 1995, Sav-On contributed approximately 8% of the consolidated net sales of the Company.

Specialty Manufacturing
-----------------------

     The specialty manufacturing segment is comprised of four divisions:
Picture Frames and Framed Art, Belts and Accessories, Outerwear and the Tandy Wholesale International ("TWI") division. The specialty manufacturing segment has accounted for 54.1%, 49.9% and 41.1% of total consolidated net sales of the Company for fiscal years 1995, 1994 and 1993, respectively.

     During fiscal 1995, the specialty manufacturing segment had net sales of approximately $26.8 million to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total consolidated net sales.

     The Picture Frames and Framed Art division, consisting of the Magee Company and Impulse Designs manufactures and distributes a broad range of picture frames, framed art, mirrors and bulletin boards. From facilities in Pocahontas and Piggott, Arkansas, Magee produces over 29 million frames annually. Magee is widely recognized for manufacturing low-cost frames out of oak, pine and poplar. During fiscal 1995, Magee expanded its production capacity for metal frames and developed a new line of extruded plastic frames. Impulse Designs, located in Los Angeles, California, was a strategic acquisition made by the Company in November 1993. Impulse is a manufacturer of framed art for the mass market. Impulse has achieved a national following by introducing the works of well-known artists at popular price points. Magee and Impulse's products are sold in the United States and Canada by national account sales representatives, selling primarily to mass-merchandise retail chains, drug and food retail chains, department stores, general houseware merchants and specialty frame outlets. While Magee's revenues are spread evenly throughout the year, Impulse's revenues have been historically seasonal with almost one-third of their sales generated during the Christmas season. The Picture Frames and Framed Art division contributed 32% of the Company's total consolidated net sales in fiscal 1995.

     The Belts and Accessories division is comprised of the Nocona Belt Company located in Nocona, Texas and Prestige Leather Creations located in Los Angeles, California. Nocona Belt Company manufactures a wide selection of western-style belts and leather accessories such as wallets, money clips and hatbands. This product line was expanded in 1994 to include a line of medium priced western jewelry and leather care products. Acquired in 1992, Nocona Belt Company markets its products nationally and internationally through independent representatives who are responsible for maintaining Nocona Belt's existing account base numbering more than 3,500 customers, as well as generating new business. Nocona Belt Company attends national trade shows several times annually, publishes catalogs, brochures and stickers, and distributes direct mail packages on a monthly basis. Prestige Leather Creations, which was acquired in November 1993, manufactures and markets a broad line of men's and women's belts. Prestige Leather operates three principal divisions, each representing distinct market segments of the belt industry. The cut-up division manufactures and distributes ornamental fashion belts to garment manufacturers who use these belts to accessorize their products. The retail division manufactures and distributes women's fashion belts to the moderate and budget segment of the retail business. Retail division customers include a variety of mass-merchandise stores, department stores and specialty retail chains. The Al Beres(R) division is a designer belt line that markets its collection to high-end department stores and boutiques. For fiscal 1995, the Belts and Accessories division contributed 6% to Tandycrafts' total consolidated net sales.

     The Outerwear division is comprised of Birdlegs, located in St. Simon's Island, Georgia, and Brand Name Apparel and David James Fashions, both located in McAllen, Texas. Birdlegs, acquired in September 1993, is a producer of screen-printed souvenir activewear including T-shirts, sweatshirts, cover-ups and tank tops. Recognizing that creative design is critical to the success of most screen printing companies, Birdlegs maintains a strong creative staff to generate the hundreds of new designs required each year. Birdlegs markets its products through its own in-house sales force as well as independent representatives. Since being acquired, Birdlegs has provided new synergies through its design and distribution of new products specifically designed for Joshua's Christian Stores. Birdlegs is beginning to market and distribute these and other new designs into the Christian retail market. Brand Name Apparel, acquired in 1992, manufactures a line of leather jackets, vests, chaps and other garments which are sold directly to Harley Davidson(R). David James Fashions, also acquired in 1992, manufactures a high-end line of western jackets which are marketed nationally through a direct sales force to over 4,500 customers. As the licensed sales representatives to the Professional Cowboy's Rodeo Association, David James Fashions is recognized as a leader in the Western apparel industry. David James Fashions attends national trade shows and sells its products to many of the same customers as Nocona Belt Company in the Belts and Accessories division. The Outerwear division contributed 7% of the Company's consolidated net sales for fiscal 1995.

     The TWI division includes Tandy Wholesale International, J-Mar Associates, TAG Express and Rivertown Button Company. Tandy Wholesale International, a manufacturing arm for the Tandy Leather stores, produces many of the kits, tools and supplies which are sold through those stores nationwide and wholesales similar products to other leading craft stores throughout the United States and Canada. As a significant purchaser of leather, TWI is able to command favorable pricing and terms from its suppliers which enhance this division's overall profitability. Also, as a significant supplier of materials including leather and other manufactured products to the Belts and Accessories division, Tandy Leather Retail and Joshua's Christian Stores, TWI also enhances their competitiveness and profitability. J-Mar Associates, acquired in 1992, is a producer and wholesale distributor of inspirational gift items both domestically and internationally. J-Mar's customer base is primarily comprised of Christian retail gift and book stores. Through its telemarketing sales force, J-Mar distributes its product line to over 5,700 Christian book stores. TAG Express, acquired in October 1993, distributes products featuring leading professional and collegiate sports logos, including auto tags, bumper stickers, key tags, decals, light switch covers, door knob hangers, luggage tags, automobile flags, wind socks and pennants. TAG Express has licenses with the NFL, NBA, NHL, Major League Baseball, U.S. Soccer League, the 1996 Olympics and all major colleges. The automobile flags, wind socks and pennants sold by TAG are manufactured at its facility in Lancaster, South Carolina. TAG Express sells its products through a network of independent sales representatives, distributors and in-house telemarketing personnel. Rivertown Button Company, acquired in May 1994, is a contract manufacturer of promotional buttons. Buttons are manufactured for a wide range of customers including corporate promotions and advertising campaigns, political campaigns and public service groups. The company also sells ribbons, posters and stickers. The TWI division contributed 10% of the Company's consolidated net sales for fiscal 1995.

Raw Materials
-------------

     Raw materials used in the specialty manufacturing segment are available from numerous sources and the Company believes that the availability of such materials is adequate for its needs.

Intangible Assets
-----------------

     The Company owns a number of trademarks and copyrights. Management considers these intangibles to be valuable assets and vigorously defends them when necessary.



Seasonality
-----------

     The Company's operating results are subject to seasonal variation. Historically, the Company has realized a larger proportion of its sales and operating income in its second fiscal quarter (the Christmas season). Cash also increases in December due to the Christmas business achieved by the Company's specialty retail segment.

Competitive Conditions
----------------------

     Tandy Leather Company competes with hobby and crafts stores, including department and specialty stores, operated by individuals and various companies in all trade areas. The picture frames and framed art sold by the Magee Company and Impulse Designs are readily available from other suppliers who compete actively for sales. The Cargo Furniture and Accents line of furniture, Joshua's Christian Stores line of inspirational items and Sav-On Discount Office Supplies line of discount office supplies, compete vigorously for sales with other nationally-known brand names that are marketed by department stores, chain stores and local specialty stores. The belts, accessories and apparel sold by the Nocona Belt Company, Prestige Leather Creations, Birdlegs and David James Fashions are readily available from other suppliers who compete actively for sales. The licensed novelty and promotional products sold by TAG Express and Rivertown Button are readily available from other suppliers who compete actively for sales.

Environmental Affairs
---------------------

     Compliance by the Company with federal, state and local environmental protection laws have not had, and are not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

Foreign Operations and Export Sales
-----------------------------------

     A small amount of products produced by the Company is exported to independent distributors and other customers in foreign nations. The combined export operations contributed less than 10% of consolidated revenue and/or income and utilized less than 10% of the consolidated assets of Tandycrafts, Inc. for each of the last three fiscal years.

Employees
---------

     The Company has approximately 4,200 employees, including part-time and temporary employees. Tandycrafts, Inc. sponsors an employees' deferred salary and investment (401-K) plan, which is coupled with the Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP") in which eligible employees and officers may participate. As of June 30, 1995, approximately 92.1% of the eligible employees were members of the ESOP, which invests primarily in common stock of the Company. The Company is not a party to any union contract and considers its relations with its employees to be very good.

Item 2.  Properties
-------------------

     The Company owns buildings which it uses for offices, manufacturing and warehousing. The Company also leases a significant amount of retail store space. The total space owned and leased is as follows:

                                    Approximate Square Footage
                                   -----------------------------
                                    Owned     Leased      Total
                                   -------  ---------   --------

  Warehouse and Office             349,235    353,859    703,094
  Retail                             4,750    824,023    828,773
  Factory                          367,235    430,026    797,261
                                   -------  ---------  ---------
     Totals                        721,220  1,607,908  2,329,128
                                   =======  =========  =========


     The warehouse, office and factory space is located approximately 38% in Fort Worth, Texas (specialty retail and specialty manufacturing), 30% at three site locations in Arkansas (specialty manufacturing), 15% at two locations in California (specialty manufacturing), 8% at three other locations in Texas (specialty manufacturing), with the remaining 9% located in Georgia, Minnesota and South Carolina (specialty manufacturing). The leased retail stores are generally small outlets and are located throughout 45 states of the United States.

     For additional lease information see Note 7 of Notes to Consolidated Financial Statements, which is set forth in Item 8 herein.

Item 3.  Legal Proceedings
--------------------------

     The Company is not involved in any legal proceeding required to be disclosed pursuant to Item 103 of Regulation S-K, and no such proceeding was terminated during the fourth quarter of the 1995 fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1995 fiscal year.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company.

                      Position and Business Experience             Served as
Name and Age              During Past Five Years                 Officer Since
---------------       -------------------------------------      ---------------

Jerry L. Roy, 53      President and Chief Executive Officer           1988
                      since August, 1992.  Senior Vice
                      President and Chief Operating Officer
                      prior thereto since 1988.    Employed
                      by the Company in various positions
                      since 1959.

Michael J. Walsh, 54  Executive Vice President and Chief              1983
                      Financial Officer since August, 1992.
                      Vice President prior thereto since
                      1986.  Secretary since 1983.
                      Corporate Counsel and Director of Tax
                      Administration since 1981.

Jim D. Allen, 35      Vice President and Director of SEC              1993
                      Reporting since November 1993.
                      Director of Special Projects since
                      May 1993.  Prior to May 1993,
                      Mr. Allen was a Senior Manager in the
                      accounting firm of Price Waterhouse LLP.

     None of the above officers are related by birth, adoption or marriage. All officers are elected annually by the Board of Directors to serve for the ensuing year.


                                     PART II
                                     -------


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
---------------------------------------------------------------------------
Matters
-------

Price Range of Common Stock
(Quoted by quarter for the two most recent fiscal years.)

                   High      Low                    High       Low
                 --------  --------               --------  --------
      Sept. 1993 $  18.38  $  12.13    Sept. 1994 $  13.13  $  10.88
      Dec. 1993  $  19.50  $  13.25    Dec. 1994  $  13.00  $  10.75
      March 1994 $  19.75  $  11.38    March 1995 $  11.50  $   8.25
      June 1994  $  13.50  $  10.38    June 1995  $   9.50  $   7.50


     The principal market for the Company's common stock is the New York Stock Exchange. As of September 8, 1995, there were approximately 9,240 shareholders of record of the Company's common stock.

     The Company's present policy is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any cash dividends on its common stock during fiscal 1995 and 1994. The Company's revolving credit agreement contains provisions specifying limitations on the amount of cash payments and distributions which may be paid by the Company, including cash dividends and purchases of treasury stock.

Item 6.  Selected Financial Data
--------------------------------

Selected Financial Data (Unaudited)
(in thousands, except per share amounts)

                                   1995       1994        1993        1992        1991
                                --------    --------    --------    --------    --------

Net sales                       $256,523    $214,869    $163,255    $133,135    $119,243
Operating income                $ 11,860    $ 15,417    $ 12,749    $  1,575    $  4,109
Income before income taxes      $  8,027    $ 13,980    $ 12,299    $  1,129    $  3,560
Net income                      $  5,217    $  8,906    $  7,750    $    536    $  2,150
Net income per common share     $    .46    $    .79    $    .69    $    .05    $    .20
Weighted average shares
 outstanding                      11,434      11,336      11,232      10,263      10,760
Net income as percent of net
  sales                              2.0%        4.1%        4.7%         .4%        1.8%
Net income as percent of
 beginning equity                    6.6%       13.3%       15.6%        1.1%        4.7%
Current assets                  $101,980    $ 85,414    $ 62,365    $ 46,201    $ 42,181
Current liabilities             $ 27,113    $ 28,211    $ 17,427    $ 15,163    $ 13,008
Working capital                 $ 74,867    $ 57,203    $ 44,938    $ 31,038    $ 29,173
Current ratio                   3.8 to 1    3.0 to 1    3.6 to 1    3.1 to 1    3.2 to 1
Total assets                    $178,803    $150,431    $ 89,865    $ 71,328    $ 68,121
Net property and equipment      $ 28,707    $ 24,953    $ 20,427    $ 20,859    $ 22,990
Long-term liabilities           $ 61,029    $ 43,138    $  5,340    $  6,668    $  7,000
Retained earnings               $ 80,084    $ 74,867    $ 65,961    $ 58,211    $ 57,675
Total stockholders' equity      $ 90,661    $ 79,082    $ 67,098    $ 49,497    $ 48,113
Common shares outstanding         11,717      11,161      11,163      10,144      10,549

Stockholders' equity per
 common share                   $   7.75    $   7.09    $   6.01    $   4.88    $   4.56


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

     Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 72 stores in ten states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 38 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and accessories through a chain of 40 stores located in regional shopping malls. The specialty manufacturing segment is comprised of four divisions: Picture frames and framed art, belts and accessories, outerwear and the Tandy Wholesale International ("TWI") division.

RESULTS OF OPERATIONS

     The following tables present selected financial data for each significant company or division comprising the Company's two primary industry segments for the years ended June 30, 1995 and 1994:

Fiscal Years Ended June 30, 1995 and 1994
(Dollars in Thousands)

                                1995                 1994              Increase (Decrease)
                       ---------------------  --------------------     --------------------
                                  Operating              Operating
                                   Income                 Income                  Operating
                         Sales     (loss)       Sales     (loss)        Sales       Income
                       ---------  ----------  --------   ---------     -------    ---------

Specialty retail:
----------------
Tandy Leather          $  47,757  $  3,970    $ 49,273  $   4,802      (3.1%)     (17.3%)
Sav-On                    20,647    (1,735)     14,635       (390)     41.1%     (344.9%)
Joshua's                  29,615       525      23,254      1,060      27.4%      (50.5%)
Cargo                     19,776       761      20,488        898      (3.5%)     (15.3%)
                        --------  --------    --------   --------    -------     -------
                         117,795     3,521     107,650      6,370       9.4%      (44.7%)
                        --------  --------    --------   --------    -------     -------

Specialty manufacturing;
-----------------------
Picture Frames &
 Framed Art               81,423    11,451      59,142      7,350      37.7%      55.8%
Belts & Accessories       14,720    (1,063)     14,436      1,364       2.0%    (177.9%)
Outerwear                 17,879      (526)     18,460        950      (3.1%)   (155.4%)
TWI                       24,706     3,127      15,181      3,598      62.7%     (13.1%)
                        --------  --------    --------   --------    -------    -------
                         138,728    12,989     107,219     13,262      29.4%      (2.1%)
                        --------  --------    --------   --------    -------    -------
 Total operations,
   excluding corporate  $256,523  $ 16,510    $214,869   $ 19,632      19.4%     (15.9%)
                        ========  ========    ========   ========    =======    =======




Fiscal Years Ended June 30, 1994 and 1993
(Dollars in Thousands)

                                1994                 1993              Increase (Decrease)
                       ---------------------  --------------------     --------------------
                                  Operating              Operating
                                   Income                 Income                  Operating
                         Sales     (loss)       Sales     (loss)        Sales       Income
                       ---------  ----------  --------   ---------     -------    ---------


Specialty retail:
----------------
Tandy Leather           $ 49,273  $  4,802    $ 46,648   $  3,884       5.6%        23.6%
Sav-On                    14,635      (390)     11,363        (68)      8.8%      (473.5%)
Joshua's                  23,254     1,060      16,193        401      43.6%       164.3%
Cargo                     20,488       898      21,914       (359)      6.5%)      350.1%
                        --------  --------    --------   --------    -------    ----------
                         107,650     6,370      96,118      3,858      12.0%        65.1%
                        --------  --------    --------   --------    -------    ----------

Specialty manufacturing:
-----------------------
Picture Frames and
 Framed Art               59,142    7,350       44,854      7,100      31.9%         3.5%
Belts and Accessories     14,436    1,364        6,480      1,070     122.8%        27.5%
Outerwear                 18,460      950        7,249        (25)    154.7%      3900.0%
TWI                       15,181    3,598        8,554      1,946      77.5%        84.9%
                        --------  -------      --------   --------    -------    ---------
                         107,219   13,262        67,137     10,091      59.7%        31.4%
                        --------  -------      --------   --------    -------    ---------
 Total operations,
   excluding corporate  $214,869  $19,632      $163,255    $13,949      31.6%        40.7%
                        ========  =======      ========   ========    =======    =========

FISCAL YEARS ENDED JUNE 30, 1995 AND 1994

Net sales
     For fiscal 1995, consolidated net sales increased $41,654,000, or 19.4%, compared to fiscal 1994. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
     Net sales for the specialty retail segment increased $10,145,000, or 9.4%, compared to fiscal 1994. The specialty retail segment contributed 45.9% of consolidated net sales in fiscal 1995 compared to 50.1% in the prior year.
     Tandy Leather Company's net retail sales decreased $1,516,000, or 3.1%, from fiscal 1994 with a decrease in same-store sales of 3.4%. The decrease in sales reflects a reduction in the average number of transactions per store compared to the previous year due primarily to a decline in sales of Southwest fashion merchandise. The decrease in sales related to this merchandise category is due in part to a decline in popularity, but also due to increased competition.
     Sav-On Discount Office Supplies achieved a $6,012,000, or 41.1%, increase in net sales over fiscal 1994, primarily as a result of an aggressive store expansion program. During fiscal 1995, Sav-On continued to increase its store base by opening 18 new stores in targeted markets. Same-store sales were flat primarily as a result of management's decision to forego in fiscal 1995 certain low margin government and contract sales at the store level which occurred in the months of July and December of fiscal 1994.
     Joshua's Christian Stores achieved a $6,361,000, or 27.4%, increase in net sales over fiscal 1994. The increase in total net sales is primarily due to the effect of new store openings. Joshua's had 72 stores open at June 30, 1995 compared to 61 stores open at June 30, 1994. Same-store sales at Joshua's increased 3.7% for the year and reflect the impact of increased competition in certain markets.
     Net sales for Cargo Furniture & Accents decreased $712,000, or 3.5%, compared to fiscal 1994, primarily as a result of the closure of three stores during fiscal 1995. Same-store sales increases for the year were 1.2%. The flat same-store sales were attributable to the sluggish economy, particularly in the fourth quarter, higher interest rates, and reduced new home starts during fiscal 1995.

Specialty manufacturing
     Net sales for the specialty manufacturing segment increased $31,509,000, or 29.4%, compared to fiscal 1994. The specialty manufacturing segment contributed 54.1% of consolidated net sales in fiscal 1995 compared to 49.9% in the prior year.
     The increase in net sales for the Picture Frames and Framed Art division was $22,281,000, or 37.7%, compared to fiscal 1994. The increase reflects the contribution of Impulse Designs, which was acquired effective November 1, 1993, as well as strong demand from the existing customer base and the addition of new customers.
     Net sales for the Belts and Accessories division increased $284,000, or 2.0%, compared to fiscal 1994. The slight sales increase reflects continuing weak demand in the cut-up belt market and continued softness in the western apparel market. Also, the sales increase reflects the acquisition of Prestige Leather Creations effective as of November 1, 1993.
     Net sales for the Outerwear division, decreased $581,000, or 3.1%, compared to fiscal 1994. Sales for the year were adversely impacted by continued soft demand experienced in the western apparel market and by the warm weather conditions in the fall and early winter which affected the sale of jackets and sweatshirts.
     Net sales for the Tandy Wholesale International ("TWI") division, increased $9,525,000, or 62.7%, compared to fiscal 1994. The increase in net sales reflects the contributions of Rivertown Button, College Flags and Tag Express, which were acquired effective April 1, 1994, June 1, 1994 and September 1, 1993, respectively. Sales for the year also reflect strong sales gains from the wholesale operations of the Tandy Leather Company and Tag Express primarily as a result of the addition of new customers, penetration into new markets and the introduction of new product lines.

Operating income
     Total operating income before corporate expenses decreased $3,122,000, or 15.9%, to $16,510,000 for fiscal 1995 compared to fiscal 1994. A discussion of operating income for each segment follows.

Specialty retail
     Operating income for the specialty retail segment decreased $2,849,000, or 44.7%, from fiscal 1994. The specialty retail segment contributed 21.3% of consolidated operating income before corporate expenses for fiscal 1995 compared to 32.4% in the previous year.
     Operating income for Tandy Leather decreased $832,000, or 17.3%, when compared to the prior year. The decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. For the year, gross profit decreased $1,264,000 primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses decreased approximately $447,000 for the year when compared to last year; however, expenses as a percent of sales were up slightly due to the decrease in sales.
     Sav-On experienced an operating loss of $1,735,000 for the year ended June 30, 1995 compared to an operating loss of $390,000 for the previous year. The increase in operating loss is primarily a result of start-up and increased administrative expenses incurred in expanding the store base from 21 stores at June 30, 1994 to 38 stores at June 30, 1995. Gross profit as a percent of sales for the year decreased compared to fiscal 1994 primarily as a result of escalating paper costs which could not be passed on to customers because of significant price competition. Also, administrative expenses have increased as a percent of sales reflecting new store openings as well as investments made to strengthen the management team and to build the necessary infrastructure to support a larger store base.
     Joshua's Christian Stores had operating income for the year ended June 30, 1995 of $525,000 compared to operating income for the same period last year of $1,060,000. Gross margins for fiscal 1995 were consistent with fiscal 1994 while selling, general and administrative expenses increased as a percent of sales. The increase in selling, general and administrative expenses was due primarily to increased advertising, increased labor expense resulting from store expansion and additional support personnel, and increases in communication and data processing expenses associated with the installation and implementation of a new merchandising and management information system. These costs reflect an investment made in building the necessary systems to support and manage a larger store base.
     Operating income for Cargo Furniture & Accents decreased $137,000 from $898,000 in fiscal 1994 to $761,000 for fiscal 1995. The decrease in operating income is attributable to a sluggish economy, primarily in the fourth quarter, higher interest rates and fewer home starts, which caused flat same store sales. For fiscal 1995, gross profit as a percent of sales remained consistent with the prior year; however, selling, general and administrative expenses were reduced as a result of cost savings stemming from closed stores as well as from internal reorganization.

Specialty manufacturing
     Operating income for the specialty manufacturing segment decreased $273,000, or 2.1%, from fiscal 1994 to $12,989,000. The specialty manufacturing segment contributed 78.7% of consolidated operating income before corporate expenses for the year ended June 30, 1995 compared to 67.6% for the previous year.
     Operating income for the Picture Frames and Framed Art division increased 55.8% over fiscal 1994 to $11,451,000. The increase reflects the contribution of Impulse Designs, which was acquired effective November 1, 1993. The increase in operating income for fiscal 1995 also reflects increased sales and improved gross margins resulting from manufacturing efficiency gains and a more profitable sales mix.
     The Belts and Accessories division posted an operating loss of $1,063,000 for fiscal 1995 compared to operating income of $1,364,000 for fiscal 1994. The decrease in operating profitability compared to the previous year reflects the continued softness in demand experienced in the cut-up and western apparel markets, resulting in lower sales and gross margins. Gross margins were also negatively impacted by increased raw material and labor costs.
     The Outerwear division had an operating loss of $526,000 for the year ended June 30, 1995 compared to operating income of $950,000 for the previous year. The decrease in operating profitability compared to the prior year reflects the softness in demand experienced in the western apparel market as well as the warm weather conditions in the fall and early winter which adversely impacted sales of sweatshirts and jackets. Gross margins were also negatively impacted by increased raw materials costs and increased labor costs which could not be passed on to customers.
     The TWI division's operating income decreased $471,000, or 13.1% for fiscal 1995, compared to the previous year. The decrease in operating income reflected the impact of the disruption of the professional baseball and hockey seasons on the sales of related licensed products as well as production difficulties encountered in bringing the recently acquired pennant manufacturing operation up to capacity. These production difficulties have been addressed and are largely resolved.

Selling, general and administrative expenses
     Consolidated selling, general and administrative expenses were 32.6% as a percent of sales for fiscal 1995 compared to 32.0% for fiscal 1994. In total dollars, selling, general and administrative expenses increased $14,699,000, or 21.4%, for fiscal 1995 when compared to the previous year. The increase in expenses was primarily due to acquisitions included for a full period this year compared to a partial period last year and to new store openings.

Interest expense
     Interest expense increased $2,319,000, or 146.7%, for fiscal 1995 when compared to the prior year. The increase in interest expense was due to an increase in average borrowings during the current year when compared to the prior year and to increased interest rates.

Depreciation and amortization
     Consolidated depreciation and amortization increased $1,457,000, or 36.3%, for fiscal 1995 when compared to the previous year. The increase is due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions. Depreciation expense has also increased over the prior year due to a higher level of capital expenditures in the current year.

Provision for income taxes
     The effective income tax rate for fiscal 1995 was 35.0% compared to 36.3% for the prior year. The decrease in the effective tax rate reflects a decrease in the 1995 federal statutory rate because of the decline in income before taxes, the utilization of both federal and state hiring tax credit programs as well as tax benefits generated from the creation of a Foreign Sales Corporation. On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The adoption of SFAS 109 had no material impact on the Company's financial position or results of operations.


FISCAL YEARS ENDED JUNE 30, 1994 AND 1993

Net sales
     For fiscal 1994, consolidated net sales increased $51.6 million, or 31.6%, compared to fiscal 1993. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
     Net sales for the specialty retail segment increased $11.5 million, or 12.0%, compared to fiscal 1993. Tandy Leather Company's net sales increased $2.6 million, or 5.6%, over fiscal 1993 with an increase in same-store sales of 5%. The increase in sales was primarily attributable to increased sales of fashion-related merchandise including jewelry and accessory items, beads and leather suede laces together with strong support from in-store workshops and classes designed to promote sales of new merchandise offerings.
     Sav-On Discount Office Supplies achieved a $3.3 million, or 28.8%, increase in net sales over fiscal 1993, primarily as a result of an aggressive store expansion program and a strong 14% increase in same-store sales. During fiscal 1994, Sav-On continued to increase its store base by opening nine new stores in targeted markets. The increase in same-store sales reflects the growth in the local customer bases as younger stores in the chain continue to mature as well as the effective use of targeted print advertising coupled with seasonal sales promotions.
     Joshua's Christian Stores achieved a $7.1 million, or 43.6%, increase in net sales over fiscal 1993. The increase in net sales was due primarily to an aggressive store expansion program which resulted in a net increase of 21 stores in fiscal 1994. Joshua's also achieved a 9% increase in same-store sales which reflects the effective use of customer profile information used in connection with its advertising campaigns and promotions.
     Net sales for Cargo Furniture & Accents decreased $1.4 million, or 6.5%, compared to fiscal 1993, primarily as a result of the closure of six stores during fiscal 1994. The decrease in total net sales was partially offset by a 9% increase in same-store sales. The increase in same-store sales reflects the positive impact of new and redesigned products, improved visual merchandising and increased focus on accessory merchandise.

Specialty manufacturing
     Net sales for the specialty manufacturing segment increased $40.1 million, or 59.7%, compared to fiscal 1993. The increase in net sales for the Picture frames and framed art division, which includes the Magee Company and Impulse Designs, was $14.3 million, or 31.9%, compared to fiscal 1993 and reflects the acquisition of Impulse Designs effective as of November 1, 1993.
     Net sales for the Belts and Accessories division, which includes Nocona Belt Company and Prestige Leather Creations, increased $8.0 million, or 122.8%, compared to fiscal 1993 and reflects the acquisition of Prestige Leather Creations effective as of November 1, 1993.
     Net sales for the Outerwear division, which includes David James Fashions, Brand Name Apparel and Birdlegs, increased $11.2 million, or 154.7%, compared to fiscal 1993 and reflects the acquisition of Birdlegs effective as of October 1, 1993 as well as a full year of activity for David James Fashions and Brand Name Apparel in fiscal 1994. David James Fashions and Brand Name Apparel were purchased effective November 1, 1992 and, therefore, were included for only a portion of fiscal 1993.
     Net sales for the Tandy Wholesale International division ("TWI"), which includes the wholesale arm of Tandy Leather Company, J-Mar, TAG Express, Rivertown Button and College Flags, increased $6.6 million, or 77.5%, compared to fiscal 1993. The increase in sales reflects the acquisition of TAG Express effective as of September 1, 1993, the acquisition of Rivertown Button effective as of April 1, 1994 and the acquisition of College Flags effective as of June 1, 1994.
     The businesses acquired during fiscal 1994 contributed aggregate net sales of $33.9 million to the specialty manufacturing segment.

Operating income
     Total operating income before corporate expenses increased $5.7 million, or 40.7%, to $19.6 million in fiscal 1994. A discussion of operating income for each segment follows.

Specialty retail
     Operating income for the specialty retail segment increased $2.5 million, or 65.1%, over fiscal 1993. Operating income for Tandy Leather increased $918,000, or 23.6%, primarily as a result of the increase in same-store sales without a proportionate increase in selling, general and administrative expenses due to the fixed and semi-variable nature of such expenses. Gross margins for Tandy Leather remained constant with the prior year.
     The operating loss for Sav-On Discount Office Supplies increased from $68,000 in fiscal 1993 to $390,000 in fiscal 1994 due primarily to start-up and administrative costs incurred in expanding the store base from 12 stores at June 30, 1993 to 21 stores at June 30, 1994. These costs were partially offset by increased sales and an increase in gross margin, primarily as a result of increases in sales prices on selected items and reductions in certain product costs due to greater volume discounts on purchases.
     Operating income for Joshua's Christian Stores increased 164.3% over fiscal 1993 to $1.1 million. The increase was due primarily to an increase in sales without a proportionate increase in selling, general and administrative expenses due to the fixed and semi-variable nature of such expenses, offset by a slight decrease in gross margin.
     Operating income for Cargo Furniture & Accents increased $1,257,000 from a $359,000 operating loss in fiscal 1993 to operating income of $898,000 for fiscal 1994. The increase is attributable to a 9% same-store sales increase coupled with a reduction in selling, general and administrative expenses, primarily salaries and rent, partially as a result of closing six unprofitable stores during fiscal 1994, and an increase in gross margin.

Specialty manufacturing
     Operating income for the specialty manufacturing segment increased 31.4% over fiscal 1993 to $13.3 million. Operating income for the Picture Frames and Framed Art division increased 3.5% over fiscal 1993 to $7.4 million. The increase in operating income reflects the acquisition of Impulse Designs effective November 1, 1993, offset by a reduction in operating margin at the Magee Company resulting primarily from the loss of certain customers that had to be replaced during the year and increased raw material prices which Magee was not able to pass on to customers due to aggressive price competition in the industry.
     Operating income for the Belts and Accessories division increased 27.5% from fiscal 1993 to $1.4 million in fiscal 1994. The increase reflects the acquisition of Prestige Leather Creations effective as of November 1, 1993.
     Operating income for the Outerwear division increased from an operating loss of $25,000 in fiscal 1993 to operating income of $950,000 in fiscal 1994. The increase reflects the substantial growth in Brand Name Apparel during fiscal 1994 and the acquisition of Birdlegs effective as of October 1, 1993.
     Operating income for the TWI division increased 84.9% over fiscal 1993 to $3.6 million. The increase reflects increases in both sales and operating margins for the Tandy Wholesale International division of Tandy Leather and for J-Mar. The increase in operating income for the TWI division also reflects the acquisition of TAG Express as of September 1, 1993 and Rivertown Button as of April 1, 1994.
     The businesses acquired during fiscal 1994 contributed aggregate operating income of $2.4 million to the specialty manufacturing segment.

Selling, general and administrative expenses
     Consolidated selling, general and administrative expenses as a percent of sales decreased from 32.5% in fiscal 1993 to 32.0% in fiscal 1994. In total dollars, expenses increased $15.8 million, or 29.9%, over fiscal 1993 primarily due to acquisitions, new store openings and increases in corporate general and administrative expenses.

Interest expense
     Interest expense increased $913,000, or 136.7%, over fiscal 1993 due to an increase in outstanding borrowings which were used to finance acquisitions during fiscal 1994.

Provision for income taxes
     The effective income tax rate for fiscal 1994 was 36.3% compared to 37.0% for the prior year. The decrease in the effective income tax rate was primarily due to a decrease in the effective state income tax rate. On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes. The adoption of SFAS 109 had no material impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have come from cash flows from operations, sales of treasury stock to employee benefit programs, and borrowings under the Company's revolving credit facility. Primarily, these funds have been used to finance acquisitions, purchase property and equipment, retire the ESOP loan and finance the growth in inventories and receivables.
     During fiscal 1995, cash increased approximately $301,000. Cash used by operating activities of approximately $4.0 million primarily resulted from an increase in receivables and inventories related mainly to new store expansion and sales increases requiring the expansion of working capital. Cash used for investing activities of approximately $16.9 million resulted primarily from capital expenditures for property and equipment of approximately $9.5 million, the acquisition of the Novelty Division of Trench Manufacturing Company, Inc., which required cash payments of approximately $3.7 million and additional consideration paid, as stipulated in the Asset Purchase Agreement, for the acquisition of Impulse Designs, Inc. of $4.3 million. Cash of approximately $21.2 million was provided by financing activities, primarily from borrowings under the Company's revolving credit facility.
     The Company has a $60 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit, renewable annually, and is convertible into a five-year term loan at the end of the revolving period if not renewed. The Company also established a separate unsecured $5 million borrowing facility from one of the banks, with interest charged on borrowings based on the bank's prime rate. During July 1995, the Company established an additional $10 million revolving credit facility that terminates on March 31, 1996.
     In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement (the "Agreement") provides for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. In April 1995, the Company made an additional payment of $4.3 million pursuant to the terms of the Agreement. In June 1995, the former owners of Impulse Designs filed an objection notice disputing the amount of the additional payment. In the event of a dispute, the Agreement provides for resolution through a process of binding arbitration. The additional amount sought by the former owners of Impulse Designs is approximately $5.7 million. The Company believes that no additional payment is required and has responded by filing a counterclaim for a refund of an amount yet to be determined of the April 1995 payment. This dispute is expected to proceed to arbitration during fiscal 1996. The range of additional payment or refund, if any, cannot yet be reasonably determined.
     Cash of approximately $9.5 million was used for capital expenditures during fiscal 1995. Planned capital expenditures for fiscal 1996 approximate $5.4 million and are primarily targeted for investments in the frames and framed art division and expansion of Joshua's store base. Current store expansion plans call for Joshua's to open 17 new stores in fiscal 1996. Funding for new store expansion planned for fiscal 1996, exclusive of capital expenditures, will approximate $2.5 million. The Company's minimum operating lease commitments for fiscal 1996, including the new stores planned, are approximately $8.6 million. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans.


ACQUISITIONS

     Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures and markets pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.7 million in cash and resulted in the recording of goodwill of $3.1 million.
     During fiscal 1995, the Company, through its wholly-owned subsidiary Joshua's Christian Stores, purchased two Christian book stores for an aggregate purchase price of approximately $600,000 in cash. The acquisitions resulted in the recording of goodwill of approximately $284,000.
     These acquisitions did not have a significant impact on sales or operating income for the year ended June 30, 1995.
     The Company may, from time to time, evaluate acquisition candidates which complement its existing businesses. To the extent that debt is utilized to finance any such acquisitions and goodwill related to such acquisitions is recorded, results of operations in future periods will be impacted by increased interest expense and the amortization of goodwill associated with such acquisitions.

IMPACT OF INFLATION AND CHANGING PRICES

     Inflation has not had a significant impact on the consolidated results of operations of the Company.

STRATEGY REVIEW

     The Company plans to evaluate each of its various business segments during the first half of fiscal 1996 to identify available actions to increase their value to the Company and its shareholders. It is expected that the Company will consider several options including changes in strategy or management, restructuring of operations to achieve greater efficiency and divestiture through a sale, spin-off or discontinuance of selected business units. Taking one or more of these actions may result in the recognition of one-time gains or charges during 1996. The timing and possible effect of any such actions will not be known until completion of the strategic evaluation by the Company and its advisors.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                             Index to Financial Statements

       Financial Statements:                                    Page
       --------------------                                    ------
          Report of Independent Accountants                      16

          Consolidated Balance Sheets, June 30, 1995
            and 1994                                             17

          Consolidated Statements of Income for the
            Years Ended June 30, 1995, 1994 and 1993             18

          Consolidated Statements of Cash Flowsfor the
           Years Ended June 30, 1995, 1994 and 1993              19

          Consolidated Statements of Stockholders'
           Equity for the Years Ended June 30, 1995,
           1994 and 1993                                         20

          Notes to Consolidated Financial Statements             21


       Financial Statement Schedules:
       -----------------------------
          For each of the three years in the period ended June 30, 1995:

          Schedule VIII - Valuation and Qualifying
            Accounts and Reserves                                32

          Schedule IX - Short-Term Borrowings                    33

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandycrafts, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tandycrafts, Inc. and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP
-------------------------
PRICE WATERHOUSE LLP

Fort Worth, Texas
August 8, 1995


                                TANDYCRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                            June 30,
                                                      ---------------------
                                                        1995        1994
                                                      ---------   ---------
ASSETS
Current assets:
 Cash, including short-term investments
   of $259 and $75, respectively                      $   1,807   $   1,506
 Trade accounts receivable, net of allowance
   for doubtful accounts of $605 and
   $441, respectively                                    31,440      26,021
 Inventories                                             65,742      53,297
 Other current assets                                     2,991       4,590
                                                      ---------   ---------
    Total current assets                                101,980      85,414
                                                      ---------   ---------
Property and equipment, net                              28,707      24,953
Other assets                                                604         739
Goodwill, net                                            47,512      39,325
                                                      ---------   ---------

                                                      $ 178,803   $ 150,431
                                                      =========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                        $   2,000   $   4,000
 Accounts payable                                        12,558      11,333
 Accrued liabilities and other                           12,555      12,878
                                                      ---------   ---------
    Total current liabilities                            27,113      28,211
                                                      ---------   ---------

Long-term debt                                           59,000      41,600
Deferred taxes                                            2,029       1,538

Stockholders' equity:
 Common stock, $1 par value, 50,000,000 shares
   authorized, 18,527,988 issued                         18,528      18,528
 Additional paid-in capital                              17,447      13,158
 Retained earnings                                       80,084      74,867
 Common stock in treasury, at cost, 6,811,300
   and 7,367,357 shares, respectively                   (25,398)    (27,471)
                                                      ---------   ---------
    Total stockholders' equity                           90,661      79,082
                                                      ---------   ---------
 Commitments and contingencies (Note 7)
                                                      $ 178,803   $ 150,431
                                                      =========   =========

The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in thousands, except per share amounts)


                                                    Year Ended June 30,
                                                ----------------------------
                                                 1995       1994      1993
                                                --------  --------  --------

Net sales                                       $256,523  $214,869  $163,255
                                                --------  --------  --------


Operating costs and expenses:
 Cost of products sold (exclusive
   of depreciation)                             155,644    126,589    94,468
 Selling, general and administrative             83,544     68,845    53,009
 Depreciation and amortization                    5,475      4,018     3,029
                                               --------   --------  --------
  Total operating costs and expenses            244,663    199,452   150,506
                                               --------   --------  --------

   Operating income                              11,860     15,417    12,749

Interest income                                      67        144       218
Interest expense                                  3,900      1,581       668
                                               --------   --------  --------

Income before income taxes                        8,027     13,980    12,299

Provision for income taxes                        2,810      5,074     4,549
                                               --------   --------  --------
    Net income                                  $ 5,217   $  8,906  $  7,750
                                                =======   ========  ========


Net income per common share                        $.46       $.79      $.69
                                                   ====       ====      ====

Weighted average number of common and
 common equivalent shares                        11,434     11,336    11,232
                                                 ======     ======    ======


The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Year Ended June 30,
                                                ----------------------------
                                                 1995       1994      1993
                                                -------   --------  --------
Cash flows from operating activities:
 Net income                                     $ 5,217   $  8,906  $  7,750
 Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Depreciation and amortization                  5,475      4,018     3,029
   (Gain) loss on sale or abandonment
    of assets                                      (163)        56
   Changes in assets and liabilities,
    excluding effect of businesses acquired:
    Receivables                                  (5,036)    (5,781)    1,098
    Inventories                                 (11,901)    (7,143)   (8,233)
    Other current assets                          1,734     (2,605)    1,146
    Accounts payable, accrued expenses
      and income taxes                              644        592    (2,000)
                                                -------   --------   -------
       Net cash provided (used) by
         operating activities                    (4,030)    (1,957)    2,790
                                                -------   --------   -------

Cash flows from investing activities:
 Additions to property and equipment             (9,519)    (6,269)   (2,891)
 Purchase of business, net of cash acquired      (9,052)   (45,064)     (414)
 Proceeds from sale of fixed assets               1,685         43       175
 Decrease in other receivables                        -          -     1,250
 Other investing activities                           -          -       (75)
                                                -------   --------   -------
       Net cash used by investing activities    (16,886)   (51,290)   (1,955)
                                                --------  --------   -------

Cash flows from financing activities:
 Sales of treasury stock to employee
   benefit programs                               5,817      2,254      1,806
 Purchases of treasury stock                                (2,201)      (970)
 Principal payments on ESOP debt                 (4,000)    (2,000)    (1,000)
 Borrowings under bank credit facility           19,400     41,600          -
 Loan payments received from ESOP                     -      3,025      2,828
                                                -------   --------   --------
       Net cash provided by financing
         activities                              21,217     42,678      2,664
                                                -------   --------   --------
Increase (decrease) in cash and cash
 equivalents                                        301    (10,569)     3,499
Balance, beginning of year                        1,506     12,075      8,576
                                                -------   --------   --------
Balance, end of year                            $ 1,807   $  1,506   $ 12,075
                                                =======   ========   ========

Supplemental cash flow information:
 Cash paid during the year for:
   Interest                                     $ 3,902   $  1,490   $    709
                                                =======   ========   ========
   Income taxes                                 $ 3,272   $  5,114   $  3,814
                                                =======   ========   ========


The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                      Additional                             Receivable
                            Common     paid-in      Retained     Treasury       from
                             stock     capital      earnings      stock         ESOP         Total
                            -------   ---------     --------     --------     ---------     -------

Balance, June 30, 1992        9,264     16,741        58,211      (28,866)     (5,853)       49,497
Purchase of 69,628 shares
 of treasury stock                -          -             -         (970)           -         (970)
Sale of 111,625 shares of
 treasury stock to employee
 benefit plan                     -      1,218             -          588            -        1,806
Acquisition of subsidiaries
 for  494,530 shares of
 treasury stock                   -      2,769             -        3,418            -        6,187
ESOP loan payments to
 Company, 409,455 pledged
 shares released                  -          -             -            -        2,828        2,828
Two-for-one stock split
 to shareholders of record
 on February 5, 1993          9,264     (9,264)            -            -            -            -
Net income                        -          -         7,750            -            -        7,750
                            -------    -------       -------     --------      -------      -------
Balance, June 30, 1993       18,528     11,464        65,961      (25,830)      (3,025)      67,098
Purchase of 156,518
 shares of treasury stock         -          -             -       (2,201)           -       (2,201)
Sale of 154,190 shares of
 treasury stock to
 employee benefit plan            -      1,694             -          560            -        2,254
ESOP loan payments to
 Company, 698,993
 pledged shares
 released                         -          -             -            -        3,025        3,025
Net income                        -          -         8,906            -            -        8,906
                            -------    -------       -------     --------     --------      -------
Balance, June 30, 1994       18,528     13,158        74,867      (27,471)           -       79,082
Sale of 514,399 shares
 of treasury stock to
 employees benefit plan           -      3,899             -        1,918            -        5,817
Contingent payment of
 41,658 shares for
 acquired business                -        390             -          155            -          545
Net income                        -          -         5,217            -            -        5,217
                            -------    -------       -------     --------     --------      -------
Balance, June 30, 1995      $18,528    $17,447       $80,084     $(25,398)    $      -      $90,661
                            =======    =======       =======     ========     ========      =======

The accompanying notes are an integral part of these financial statements.



                                TANDYCRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of significant inter-company accounts and transactions.

Cash and cash equivalents - The Company considers, for purposes of the statement of cash flows, all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories - Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                      June 30,
                                                -------------------
                                                  1995       1994
                                                --------   --------
            Finished goods                      $ 46,276   $ 35,189
            Raw materials and work-in-process     19,466     18,108
                                                --------   --------
                                                $ 65,742   $ 53,297
                                                ========   ========

Property and equipment - Property and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method at the rates shown below:

          Buildings                     3% to 10%
          Fixtures and equipment        5% to 50%
          Leasehold improvements        5% to 20%
                                        or the life of the lease.

     Expenditures for maintenance, repairs, renewals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, are removed from the accounts and any gain or loss, after taking into consideration proceeds from sales, is reflected in income.

Pre-opening expenses - Expenses associated with the opening of new stores are expensed as incurred.

Fair value of financial instruments - The fair value of the Company's long-term debt approximates the carrying value due to the floating interest rates on such debt. The carrying value of the Company's other financial instruments approximates fair value due to the short-term maturities of the assets and liabilities.

Goodwill - The cost of businesses acquired in purchase transactions has been allocated among the identifiable assets and liabilities acquired based upon their fair values at the dates of acquisition. Any cost in excess of the fair value of such identifiable net assets acquired has been allocated to goodwill.
     In general, goodwill is amortized using the straight-line method over the estimated useful life of forty years. Accumulated amortization of goodwill at June 30, 1995 and 1994 was $1,743,000 and $674,000, respectively. Goodwill which arose prior to October 31, 1970, aggregating $2,147,000, is reviewed annually by the Board of Directors and will continue to be carried as an asset unless the Board determines that events and circumstances indicate that there has been a decline or limitation in the value, at which time an appropriate amortization policy will be adopted. Annually, the carrying value of goodwill related to purchase transactions is evaluated to determine if events and circumstances indicate a potential impairment of the recoverability of such goodwill. The carrying value of goodwill will be reduced if it is probable that the undiscounted cash flows from the related operations will be less than the carrying amounts of the goodwill and other long-lived assets.

Income taxes - On July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), Accounting for Income Taxes, on a prospective basis. The adoption of SFAS 109 changed the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. Under SFAS 109, deferred tax assets and liabilities are recognized based on differences between financial statement and tax bases of assets and liabilities using presently enacted rates. The adoption of SFAS 109 had no material impact on the Company's financial position or results of operations.

Net income per share - Net income per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, after giving effect to stock splits. The computation of weighted average shares outstanding for fiscal 1995 and fiscal 1994 includes common stock equivalents of 5,000 and 171,000, respectively.

Advertising costs - Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1995, 1994 and 1993 was $8.1 million, $5.1 million and $3.7 million, respectively.

Stock split - In January, 1993, the Board of Directors of the Company authorized a two-for-one common stock split payable in the form of a 100% stock dividend to shareholders of record on February 5, 1993. Additional paid-in capital was charged and common stock was credited for the par value of 9,263,994 shares issued in connection with the stock split.
     All applicable per-share data appearing in the consolidated financial statements and notes thereto reflect the two-for-one stock split.

NOTE 2 - ACQUISITIONS

     During the last three fiscal years, the Company completed a number of strategic acquisitions to complement its operations. All acquisitions were accounted for using the purchase method of accounting, except for the fiscal 1993 acquisition of J-Mar Associates, Inc. which was accounted for as a pooling of interests. Goodwill resulting from these acquisitions is being amortized over forty years.

Fiscal 1995
     Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactures pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.7 million in cash and resulted in the recording of goodwill of $3.1 million.
     During fiscal 1995, the Company, through its wholly-owned subsidiary Joshua's Christian Stores, purchased two Christian book stores for an aggregate purchase price of approximately $600,000 in cash. The acquisitions resulted in the recording of goodwill of approximately $284,000.
     These acquisitions are considered insignificant for presentation of pro forma financial information.

Fiscal 1994
     Effective September 1, 1993, the Company acquired the net assets of TAG Express, a marketer of products featuring leading professional and collegiate sports logos, for approximately $5.2 million in cash. The acquisition resulted in the recording of goodwill of $4.0 million.
     On September 30, 1993, the Company acquired the net assets of Birdlegs, Inc. ("Birdlegs") for approximately $4.2 million in cash. Birdlegs produces and markets screen-printed active wear. The acquisition resulted in the recording of goodwill of $2.4 million.
     Effective November 1, 1993, the Company purchased substantially all of the assets and assumed certain liabilities of Prestige Leather Creations, Inc. ("Prestige") for $8.7 million in cash. Prestige manufactures and markets a broad line of men's and women's belts ranging from the low-end to the high-end market segments of the belt industry. During fiscal 1995, additional consideration of $600,000 became due to the former owners based upon the occurrence of certain events as specified in the purchase agreement. The acquisition resulted in the recording of goodwill of $5.9 million.
     Effective November 1, 1993, the Company purchased substantially all of the assets and assumed certain liabilities of Impulse Designs, Inc. ("Impulse") for $17.7 million in cash. Impulse is a leading producer of framed art to mass-market retailers. The terms of the purchase agreement provide for a contingent cash payment based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. In April 1995, the Company paid an additional $4.3 million in accordance with such provision of the purchase agreement. This acquisition has resulted in the recording of goodwill of $18.9 million.
     Effective April 1, 1994, the Company purchased the net assets of Rivertown Button for approximately $6.0 million in cash. Rivertown Button is a contract manufacturer of promotional buttons. The acquisition resulted in the recording of goodwill of $4.3 million.
     During fiscal 1994, the Company, through its wholly-owned subsidiary Joshua's Christian Stores, purchased eight Christian book stores for an aggregate purchase price of $1.9 million in cash. The acquisitions resulted in the recording of goodwill of $1.4 million.
     During fiscal 1994, the Company purchased three other businesses for cash aggregating $1.9 million. These acquisitions resulted in the recording of goodwill of $1.6 million.

Fiscal 1993
     With respect to transactions involving common stock described below, the shares issued have been restated to reflect stock splits which occurred subsequent to date of consummation of the acquisitions.
     Nocona Belt Company ("Nocona"), an established manufacturer of a high-quality line of western leather belts and other accessories, was acquired effective July 1, 1992. The Company purchased all of the outstanding stock of Nocona in exchange for 866,668 shares of the Company's common stock, valued at approximately $4.6 million at July 1, 1992. The acquisition resulted in the recording of goodwill of $3.4 million.
     In November 1992, all of the outstanding stock of David James Manufacturing, Inc. ("David James") and Brand Name Apparel, Inc. ("Brand Name") was acquired in exchange for 122,392 shares of the Company's common stock valued at $1.6 million at the date of acquisition. David James and Brand Name manufacture apparel which is sold under their own labels and private labels for certain customers. Under the terms of the purchase agreements with David James and Brand Name, additional shares of common stock of the Company may be issuable to the previous owners based on pre-tax income of the acquired companies for each of the five years following the date of acquisition. As of June 30, 1995, 41,658 additional shares have been paid pursuant to these agreements. These acquisitions have resulted in the recording of goodwill of $1.2 million.
     On October 15, 1992, the Company acquired all of the outstanding stock of J-Mar Associates, Inc. ("J-Mar") in exchange for 295,841 shares of the Company's common stock. J-Mar designs and wholesales inspirational gift items to gift and stationery retailers in the United States and other countries. The acquisition was accounted for as a pooling of interests.

NOTE 3 - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

            As of June 30 (in thousands)          1995     1994
                                                -------   -------

            Property and equipment, at cost:
             Land                               $ 2,441   $ 2,688
             Buildings                           12,568    12,911
             Leasehold improvements               7,187     5,941
             Fixtures and equipment              26,462    20,763
                                                -------   -------
                                                 48,658    42,303
            Less accumulated depreciation       (19,951)  (17,350)
                                                -------   -------
             Property and equipment, net        $28,707   $24,953
                                                =======   =======



NOTE 4 - ACCRUED LIABILITIES AND OTHER

     Accrued liabilities and other consisted of the following at June 30, 1995 and 1994 (in thousands):

                                                  1995      1994
                                                -------   -------
            Accrued payroll and bonus           $ 6,652   $ 6,837
            Income taxes payable (receivable)      (265)      389
            Taxes, other than income taxes        1,135       817
            Customer deposits                       430     1,096
            Interest                                335       337
            Other                                 4,268     3,402
                                                -------   -------
                                                $12,555   $12,878
                                                =======   ========

NOTE 5 - DEBT

     The Company has a $60 million revolving credit facility with a group of banks. The credit facility is an unsecured, two-year revolving line of credit, renewable annually, and is convertible into a five-year term loan at the end of the revolving period if not renewed. Interest rates on borrowings are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. Interest rates on borrowings at June 30, 1995 ranged from 6.87% to 6.94%. At June 30, 1995, the Company had borrowings aggregating $58 million and letters of credit aggregating $445,000 outstanding under this facility. The loan agreement contains provisions specifying certain limitations on the amount of future indebtedness, investments and dividends, and requires the maintenance of certain financial ratios and balances. At June 30, 1995, the Company was in compliance with such covenants.
     In April 1995, the Company executed three $1 million promissory notes with its primary banker. These promissory notes are unsecured and bear interest at the prime rate, which was 9.00% at June 30, 1995. The balance of these promissory notes is due on July 3, 1995. One of the promissory notes was refinanced under the Company's long-term credit facility discussed above and is therefore classified as long-term debt at June 30, 1995.
     On July 6, 1995, the Company established an additional $10 million revolving credit facility with its primary bankers. The credit facility is an unsecured revolving line of credit that terminates on March 31, 1996. Interest rates on borrowings are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. The loan agreement contains provisions specifying certain limitations on the amount of future indebtedness, investments and dividends, and requires the maintenance of certain financial ratios and balances.
     In January 1988, the Company borrowed $14,738,000 which was concurrently loaned to the newly formed Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP") on the same terms. With the proceeds, the ESOP purchased 850,160 shares (pre-splits) of the Company's common stock. This note was retired on January 5, 1995 when the final installment of $4,000,000 was paid.

NOTE 6 - INCOME TAXES

      The provision for income taxes was as follows (in thousands):

                                             1995      1994       1993
                                           --------   -------   --------
      Current tax expense:
       Federal                             $  2,205   $ 4,440   $  3,353
       State and local                          114       436        524
                                           --------   -------   --------
       Total current                          2,319     4,876      3,877

      Deferred tax expense:
       Federal                                  491       198        672
                                           --------   -------   --------
       Total provision                     $  2,810   $ 5,074   $  4,549
                                           ========   =======   ========



       Deferred tax liabilities (assets) are comprised of the following at June 30 (in thousands):

                                             1995      1994
                                           --------   -------
      Depreciation                         $  1,758   $ 1,648
      Goodwill                                  834       305
                                           --------   -------
       Total deferred tax liabilities         2,592     1,953
                                           --------   -------
      Inventory                                (273)     (164)
      Bad debts                                (172)     (148)
      Loss carryforwards                          -       (35)
      Deferred compensation                     (65)        -
      Lease reserves                            (42)      (75)
      Other                                     (11)      (28)
                                           --------   -------
       Total deferred tax assets               (563)     (450)
      Deferred tax assets valuation
       allowance                                  -        35
                                           --------   -------
                                           $  2,029   $ 1,538
                                           ========   =======

     The net change in the valuation allowance for deferred tax assets was a decrease of $35,000. The decrease relates to the expiration of loss carryforwards generated in prior years.
     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                 Year ended June 30,
                                            ---------------------------
                                              1995     1994       1993
                                            -------   -------   -------

      Statutory U.S. tax rates              $ 2,729   $ 4,793   $ 4,181
      Increase (decrease) in rates
       resulting from:
       State and local taxes, net                75       286       393
       Other                                      6        (5)      (25)
                                            -------   -------   -------
      Effective tax rates                   $ 2,810   $ 5,074   $ 4,549
                                            =======   =======   =======

NOTE 7 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties consisting primarily of retail stores and transportation equipment under operating leases expiring through 2004. Real estate taxes, maintenance and certain other costs are borne by the Company under the provisions of most of the leases. The composition of total rental expense for operating leases is as follows (in thousands):

                                                Year ended June 30,
                                             ---------------------------
                                              1995      1994      1993
                                             ------   -------    -------
     Rentals:
       Minimum                              $ 9,598   $ 7,760    $ 6,921
       Contingent (percentage of sales)          31        54         34
                                            -------   -------    -------
                                            $ 9,629   $ 7,814    $ 6,955
                                            =======   =======    =======

     Minimum rental commitments for noncancellable operating leases (primarily retail store space) at June 30, 1995 are summarized as follows (in thousands):

               Year ended June 30,
                   1996                       8,607
                   1997                       7,152
                   1998                       5,524
                   1999                       4,239
                   2000                       2,561
                   2001 and thereafter        3,520
                                            -------
                                            $31,603
                                            =======

     In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement (the "Agreement") provides for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. In April 1995, the Company made an additional payment of approximately $4.3 million pursuant to the terms of the Agreement. In June 1995, the former owners of Impulse Designs filed an objection notice disputing the amount of the additional payment. In the event of a dispute, the Agreement provides for resolution through a process of binding arbitration. The additional amount sought by the former owners of Impulse Designs is approximately $5.7 million. The Company believes that no additional payment is required and has responded by filing a counterclaim for a refund of an amount yet to be determined of the April 1995 payment. This dispute is expected to proceed to arbitration during fiscal 1996. The range of additional payment or refund, if any, cannot yet be reasonably determined.

NOTE 8 - EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal 1988, the Company adopted the Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP" or the "Plan") which is open to all eligible employees of the Company employed in the United States. Under the Plan, participants contribute 5% of their earnings into the section 401(k) portion of the Plan, which is immediately vested and used to purchase common stock of the Company. The Company's matching contribution is 200% of the participant's contribution. The Company's contribution is vested upon completion of five years of credited service. The employee and Company contributions are paid to a corporate trustee. Company contributions to the ESOP for the years ended June 30, 1995, 1994, and 1993 were approximately $3,933,000, $3,953,000 and
$3,474,000, respectively.

NOTE 9 - STOCK OPTION PLANS

     The Tandycrafts, Inc. 1992 Stock Option Plan (the "Stock Option Plan") provides for the grant of options to purchase up to 1,400,000 shares of the Company's common stock by officers and key employees. Options granted under the Stock Option Plan may not have an option price less than the fair market value of common stock on the date of grant. Options are exercisable at a rate of 20% per year beginning at least one year after the date of grant and, if not exercised, expire ten years from the date of grant.
     The Tandycrafts, Inc. 1992 Director Stock Option Plan (the "Director Plan") provides for the grant of options to non-employee directors to purchase up to 240,000 shares of the Company's common stock. The Director options are exercisable 33-1/3% at date of grant and 16-2/3% on the first, second, third and fourth anniversaries of the date of grant and, if not exercised, expire ten years from the date of grant.


     A summary of stock option activity under these plans follows:

                                                      Option Amount
                                        Shares          Per Share
                                     ------------     -------------
      Options outstanding,
         June 30, 1993                  1,127,500     $      12.32
      Options granted                     349,900     $10.69-18.44
      Options exercised                    (5,600)    $      12.32
      Options terminated                  (52,900)    $12.32-17.62
                                     ------------    -------------

      Options outstanding,
         June 30, 1994                  1,418,900     $10.69-18.44
      Options granted                      77,000     $ 8.82-12.57
      Options exercised
      Options terminated                  (35,800)    $11.13-18.44
                                     ------------    -------------

      Options outstanding,
         June 30, 1995                  1,460,100     $ 8.82-12.57
                                     ============     ============

      Options exercisable,
         June 30, 1995                    547,344     $10.69-18.44
                                     ============     ============

      Options available for
         future grant, June 30, 1995      174,300
                                     ============

NOTE 10 - INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment is comprised of four distinct retail concepts. The specialty manufacturing segment is comprised of four divisions: Picture Frames and Framed Art, Belts and Accessories, Outerwear and TWI. Substantially all of the specialty retail products are marketed through 325 Company-owned specialty retail stores located in 45 states of the United States. The specialty retail segment grants nominal credit primarily to institutional customers. The specialty manufacturing segment, during fiscal 1995, 1994 and 1993, had net sales of $26,774,000, $24,259,000 and $22,424,000, respectively, to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue. The specialty manufacturing segment, in the normal course of business, grants credit with the majority of its sales.
     Intersegment sales represent sales from the specialty manufacturing group to the specialty retail group. Operating income is segment revenue less segment operating expenses, which excludes corporate charges, goodwill amortization, interest expense and income taxes. Identifiable assets by segment are those assets that are used in each segment. Corporate assets are comprised of cash and short-term investments.


     Segment information for each of the three years in the period ended June 30, 1995 is as follows (in thousands):

                                          Specialty    Specialty
              1995                       manufacturing retailing  Consolidated
                                          -----------  ---------   -----------
Total sales                               $ 150,552    $ 117,966   $ 268,518
Intersegment sales                          (11,824)        (171)    (11,995)
                                          ---------    ---------   ---------
Net sales                                 $ 138,728    $ 117,795   $ 256,523
                                          =========    =========   =========
Operating income                          $  12,989    $   3,521   $  16,510
                                          =========    =========
Corporate expenses including goodwill
 amortization and interest expense, net                               (8,483)
                                                                   ---------
 Income before income taxes                                            8,027
                                                                   =========
Depreciation                                  2,225        2,180       4,405
Goodwill amortization                         1,027           43       1,070
                                          ---------    ---------   ---------
Total depreciation and amortization       $   3,252    $   2,223   $   5,475
                                          =========    =========   =========
Identifiable assets                       $ 121,753    $  55,243   $ 176,996
                                          =========    =========
Corporate assets                                                       1,807
                                                                   ---------
                                                                   $ 178,803
                                                                   =========
Capital expenditures                      $   5,272    $   4,247   $   9,519
                                          =========    =========   =========

            1994

Total sales                               $ 116,736    $ 107,650   $ 224,386
Intersegment sales                           (9,517)                  (9,517)
                                          ---------    ---------   ---------
Net sales                                 $ 107,219    $ 107,650   $ 214,869
                                          =========    =========   =========
Operating income                          $  13,262    $   6,370   $  19,632
                                          =========    =========   =========
Corporate expenses including goodwill
 amortization and interest expense, net                               (5,652)
                                                                   ---------
 Income before income taxes                                        $  13,980
                                                                   =========
Depreciation                              $   1,705    $   1,730   $   3,435
Goodwill amortization                           571           12         583
                                          ---------    ---------   ---------
Total depreciation and amortization       $   2,276    $   1,742   $   4,018
                                          =========    =========   =========
Identifiable assets                       $ 103,538    $  45,387   $ 148,925
                                          =========    =========
Corporate assets                                                       1,506
                                                                   ---------
                                                                   $ 150,431
                                                                   =========
Capital expenditures                      $   3,147    $   3,122   $   6,269
                                          =========    =========   =========

            1993

Total sales                               $  77,689    $  96,118   $ 173,807
Intersegment sales                          (10,552)                 (10,552)
                                          ---------    ---------   ---------
Net sales                                 $  67,137    $  96,118   $ 163,255
                                          =========    =========   =========
Operating income                          $  10,091    $   3,858   $  13,949
                                          =========    =========
Corporate expenses including goodwill
 amortization and interest expense, net                               (1,650)
                                                                   ---------
 Income before income taxes                                        $  12,299
                                                                   =========
Depreciation                              $     916    $   2,022   $   2,938
Goodwill amortization                            91                       91
                                          ---------    ---------   ---------
Total depreciation and amortization       $   1,007    $   2,022   $   3,029
                                          =========    =========   =========
Identifiable assets                       $  36,319    $  41,471   $  77,790
                                          =========    =========
Corporate assets                                                      12,075
                                                                   ---------
                                                                   $  89,865
                                                                   =========
Capital expenditures                      $   1,327    $   1,564   $   2,891
                                          =========    =========   =========

NOTE 11 - QUARTERLY RESULTS (UNAUDITED)

     Summarized quarterly income statements (in thousands of dollars, except per share amounts) for the years ended June 30, 1995 and 1994 are set forth below:

                     1st Quarter       2nd Quarter        3rd Quarter        4th Quarter
                   ---------------   ---------------   -----------------   ----------------
                     1995    1994     1995    1994       1995     1994       1995     1994
                   ------- -------   ------- -------   -------  --------   -------  -------

Net sales          $65,512 $42,487   $75,619 $63,092   $54,891  $52,469    $60,501  $56,821
Costs and expenses:
 Cost of goods
   sold             39,802  24,893    44,572  37,686    33,160   31,222     38,110   32,788
 Selling and
   administrative   20,305  13,910    22,583  18,441    20,902   17,024     19,754   19,470
 Depreciation and
   amortization      1,349     798     1,207   1,022     1,465    1,046      1,454    1,152
                   ------- -------   ------- -------   -------  -------    -------  -------
Operating income
 (loss)              4,056   2,886     7,257   5,943      (636)   3,177      1,183    3,411
Interest expense,
 net                   826     173       950     356     1,001      476      1,056      432
                   ------- -------   ------- -------   -------  -------    -------  -------
Income (loss)
 before income
 taxes               3,230   2,713     6,307   5,587    (1,637)  2,701         127    2,979
Provision (benefit)
 for income taxes    1,176   1,004     2,210   2,185      (581)  1,021           5      864
                   ------- -------   -------  ------   -------  ------     -------  -------
 Net income (loss) $ 2,054 $ 1,709   $ 4,097  $3,402   $(1,056) $ 1,680    $   122  $ 2,115
                   ======= =======   =======  ======   =======  =======    =======  =======
Net income (loss)
 per common share     $.18    $.15      $.36    $.30     ($.09)    $.15       $.01     $.19
                      ====    ====      ====    ====      ====     ====       ====     ====


Item 9.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information required by this item with regard to executive officers is included in Part I, Item 4 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

     The information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election Of Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1995.

Item 11.  Executive Compensation
--------------------------------

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1995.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1995.



Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation - Transactions With Management and Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1995.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following financial statements, schedules and exhibits are filed as part of this report.
          (1) Financial Statements and Financial Statement Schedules - See Index to Financial Statements at Item 8 on page 15 of this report.

(b)  Reports on Form 8-K:
          The Company filed a Current Report on Form 8-K, dated April 28, 1995, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 1995.

(c)  Exhibits:
          A list of the exhibits required by Item 601 of regulation S-K to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(d)  Not applicable



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    TANDYCRAFTS, INC.
                                      (Registrant)

September 27, 1995              By /s/ Jerry L. Roy
                                    ----------------------
                                     Jerry L. Roy
                                     President and Chief Executive Officer
                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of September, 1995, by the following persons on behalf of the Registrant and in the capacities indicated.

                  /s/ B. Frank Bigger
                  -------------------------------
                  B. Frank Bigger
                  Director

                  /s/ R.E. Cox III
                  -------------------------------
                  R. E.. Cox III
                  Chairman of the Board

                  /s/ Jim D. Allen
                  -------------------------------
                  Jim D. Allen
                  Vice President and Director
                  of SEC Reporting
                  (Chief Accounting Officer)

                  /s/ Joe K. Pace
                  -------------------------------
                  Joe K. Pace
                  Director

                  /s/ Jerry L. Roy
                  -------------------------------
                  Jerry L. Roy
                  President and Chief Executive Officer
                  and Director

                  /s/ Robert Schutts
                  -------------------------------
                  Robert Schutts
                  Director

                  /s/ Carol Smith
                  -------------------------------
                  Carol Smith
                  Director

                  /s/ Michael J. Walsh
                  -------------------------------
                  Michael J. Walsh
                  Executive Vice President, Secretary,
                  Chief Financial Officer and Director




                                                                   Schedule VIII
                       TANDYCRAFTS, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves

                                 (In thousands)

                                                  Year ended June 30,
                                          ----------------------------------
                                            1995         1994         1993
                                          --------     --------     --------
Allowance for doubtful accounts:
   Balance, beginning of year             $    441     $    264     $    129

   Additions charged to profit and loss        788          343          153

   Accounts receivable charged off, net
      of recoveries                           (624)        (166)         (18)
                                          --------    ---------     ---------
   Balance, end of year                   $    605    $     441     $    264
                                          ========    =========     =========






                                                                     Schedule IX
                       TANDYCRAFTS, INC. AND SUBSIDIARIES
                              Short-Term Borrowings

                             (Dollars in thousands)

                           End of Period                               During the Period
                      --------------------------    -------------------------------------------------------
Category of aggregate                 Weighted            Maximum          Average            Weighted
short-term borrowings                 average              amount           amount            average
      (a)             Balance      interest rate      outstanding (b)    outstanding (c)  interest rate (d)
-------------------   --------     -------------    -----------------    --------------   -----------------

Year ended 6-30-95
------------------
Banks                $  61,000         7.03%            $  62,310           $ 54,903            6.77%

Year ended 6-30-94
------------------
Banks                $  41,600         5.19%            $  41,600           $ 24,141            4.60%

Year ended 6-30-93           -            -                     -                  -               -
------------------


(a) Bank borrowings represent short-term loans which are generally payable in 30, 60 or 90 day maturities with interest at the lending banks' prime commercial rate (9.0% and 7.25% at June 30, 1995 and June 30, 1994, respectively) or at LIBOR plus .75% (weighted average of 7.03% at June 30, 1995 and June 30, 1994, respectively).

(b) The maximum amount outstanding is based on the highest month-end balance during the period.

(c) The average amount of short-term borrowings is determined by using the average daily balances during the period.

(d) The weighted average interest rate of short-term borrowings was computed by dividing the total interest expense for the period by the average short-term borrowings.


                                TANDYCRAFTS, INC.

                                INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the year ended June 30, 1995.

Exhibit
Number         Description
-------        -----------

3.1            Certificate of Incorporation (1)

3.2 #          Amended and Restated Bylaws of the Company

3.3            Certificate of Amendment of Certificate of Incorporation
                dated December 7, 1992 (3)

10.1 * #       Executive Officers Incentive Bonus Plan

10.2 *         The Tandycrafts, Inc. 1992 Stock Option Plan (2)

10.3 *         The Tandycrafts, Inc. 1992 Director Stock Option Plan (2)

10.4 *         Form of Stock Option Agreement used to evidence stock options granted under the Tandycrafts, Inc. 1992 Stock Option Plan (3)

10.5 *         Form of Stock Option Agreement used to evidence stock options granted under the Tandycrafts, Inc. 1992 Director Stock Option Plan (3)

10.6 * #       Amended and Restated Tandycrafts, Inc. ESOP Benefit Restoration
                Plan

10.7           Revolving Credit and Term Loan Agreement (4)

10.8 *         Amendment to the Tandycrafts, Inc. 1992 Stock Option Plan (5)

10.9 *         Amended Tandycrafts, Inc. 1992 Director Stock Option Plan (6)

10.10          Second Amendment to Revolving Credit and Term Loan Agreement (7)

10.11 #        Third Amendment to Revolving Credit and Term Loan Agreement

10.12 #        Fourth Amendment to Revolving Credit and Term Loan Agreement

21 #           Subsidiaries of the Registrant

23 #           Consent of Independent Accountants

27 #           Financial Data Schedule (filed electronically only)



#  Filed herewith.
*  Indicates management compensatory plan, contract or arrangement.
(1)Filed with the Commission as an Exhibit to the Company's Form S-1 Registration Statement (No. 2-54086) and incorporated herein by reference.
(2)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 5, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Such Exhibit is incorporated herein by reference.
(3)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(4)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
(5)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(6)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 3, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(7)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.