Form 10-Q
period 1995-09-30
TANDYCRAFTS INC
filed 1995-11-13
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended September 30, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                  Shares outstanding as of October 31, 1995
-----------------------------   ------------------------------------------
Common Stock, $1.00 par value                   11,879,148

                                TANDYCRAFTS, INC.

                                    Form 10-Q

                        Quarter Ended September 30, 1995

                                TABLE OF CONTENTS

     PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.
----                                                    --------

1.   Condensed Consolidated Financial Statements             3-7

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations          8-12


     PART II - OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K                         13

     Signatures                                               14





                                     PART I

Item 1.    Financial Statements


                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                          Three Months Ended September 30,
                                         ----------------------------------
                                             1995                 1994
                                         ------------         -------------

Net sales                                $     62,349         $      65,512
                                         ------------         -------------

Operating costs and expenses:
  Cost of goods sold                           38,813                39,802
  Selling, general and administrative          20,913                20,305
  Depreciation and amortization                 1,525                 1,349
                                         ------------         -------------
    Total operating costs and expenses         61,251                61,456
                                         ------------         -------------

Operating income                                1,098                 4,056

Interest expense, net                           1,085                   826
                                         ------------         -------------

Income before provision for income taxes           13                 3,230
Provision for income taxes                          4                 1,176
                                         ------------         -------------
     Net income                          $          9         $       2,054
                                         ============         =============

Net income per share                     $       0.00         $        0.18
                                         ============         =============

Weighted average common and
  common equivalent shares                     11,769                11,214
                                               ======                ======


                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                         September 30,           June 30,
                                             1995                  1995
                                         ------------         -------------
ASSETS
------
Current assets:
  Cash, including short-term investments $      2,068         $       1,807
  Trade accounts receivable, net of
     allowance for doubtful accounts
     of $691 and $605, respectively            32,319         $      31,440
  Inventories                                  66,062                65,742
  Other current assets                          3,695                 2,991
                                         ------------         -------------
       Total current assets                   104,144               101,980
                                         ------------         -------------

Property and equipment, at cost                49,394                48,658
Accumulated depreciation                      (21,109)              (19,951)
                                         ------------         -------------
  Property and equipment, net                  28,285                28,707
                                         ------------         -------------

Other assets                                      619                   604
Goodwill                                       47,277                47,512
                                         ------------         -------------
                                         $    180,325         $     178,803
                                         ============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable                          $      3,400         $       2,000
  Accounts payable                             14,199                12,558
  Accrued liabilities and other                 9,996                12,555
                                         ------------         -------------
       Total current liabilities               27,595                27,113
                                         ------------         -------------

Long-term debt                                 59,000                59,000
Deferred income taxes                           2,029                 2,029

Stockholders' equity:
  Common stock, $1 par value,
     50,000,000 shares authorized,
     18,527,988 shares issued                  18,528                18,528
  Additional paid-in capital                   18,009                17,447
  Retained earnings                            80,093                80,084
  Cost of stock in treasury, 6,685,555
     shares and 6,811,300 shares,
     respectively                             (24,929)              (25,398)
                                         ------------         -------------
       Total stockholders' equity              91,701                90,661
                                         ------------         -------------
                                         $    180,325         $     178,803
                                         ============         =============


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                          Three Months Ended September 30,
                                         ----------------------------------
                                             1995                  1994
                                         ------------          ------------

Net cash flows from operating activities $     (1,361)         $     (7,347)
                                         ------------          ------------

Cash flows from investing activities:
 Additions to property and equipment,
  net, excluding the effect of
  businesses acquired                            (809)               (3,153)
 Purchase of businesses, net of
  cash acquired                                     -                  (168)
                                         ------------          ------------
   Net cash used for investing
     activities                                  (809)               (3,321)
                                         ------------          ------------

Cash flows from financing activities:
 Sales of treasury stock to employee
  benefit program                               1,031                 1,670
 Borrowings under bank credit
  facility, net                                 1,400                 9,730
                                         ------------          ------------
   Net cash provided by financing
     activities                                 2,431                11,400
                                         ------------          ------------

Increase in cash, including short-term
 investments                                      261                   732
Balance, beginning of period                    1,807                 1,506
                                         ------------         -------------
Balance, end of period                   $      2,068         $       2,238
                                         ============         =============


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Additional
                                               Common     paid-in      Retained    Treasury
                                               stock      capital      earnings     stock         Total
                                              -------    ----------   ----------  ---------    ----------

Balance, June 30, 1995                         18,528    $   17,447   $   80,084  $ (25,398)   $   90,661
Sale of 125,745 shares of treasury stock
  to employee benefit program                       -           562            -        469         1,031
Net income for three months ended
  September 30, 1995                                -             -            9          -             9
                                             --------    ----------   ----------  ---------    ----------
Balance, September 30, 1995                  $ 18,528    $   18,009   $   80,093  $ (24,929)   $   91,701
                                             ========    ==========   ==========  =========    ==========

[S][C]

                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of September 30, 1995 and June 30, 1995, and the results of operations and cash flows for the three-month periods ended September 30, 1995 and September 30, 1994. The results of operations for the three-month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at September 30, 1995 consisted of the following (in thousands):

          Merchandise held for sale          $ 45,978
          Raw materials and work-in-process    20,084
                                             --------
                                             $ 66,062
                                             ========

NOTE 3 - EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three-month periods ended September 30, 1995 and 1994, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                         Three Months Ended
                                           September 30,
                                      -----------------------
                                         1995         1994
                                      ---------     ---------

  Weighted average shares                11,769        11,204
  Common stock equivalents                    -            10
                                      ---------     ---------
  Total weighted average common and
   common equivalent shares              11,769        11,214
                                      =========     =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 72 stores located in ten states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 38 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 40 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of four divisions:
Picture Frames and Framed Art, Belts and Accessories, Outerwear and TWI.

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three-month periods ended September 30, 1995 and 1994 (in thousands):

                                  Three Months Ended September 30,
                            -------------------------------------------
                                   1995                   1994             % Increase (Decrease)
                            --------------------   --------------------    ---------------------
                                       Operating              Operating               Operating
                             Sales      Income      Sales      Income       Sales       Income
                            --------   ---------   -------    ---------    --------   ----------
Specialty retail:
----------------
Tandy Leather               $ 10,262   $     189   $ 11,309   $     829      (9.3)%      (77.2)%
Sav-On Discount Office
 Supplies                      7,545          59      5,259        (162)     43.5        136.4
Joshua's Christian Stores      7,070        (727)     6,016        (195)     17.5       (272.8)
Cargo Furniture & Accents      4,700          74      5,732          401    (18.0)       (81.5)
                            --------   ---------   --------   ----------   -------    ---------
 Specialty retail             29,577        (405)    28,316          873      4.5       (146.4)
                            --------   ---------   --------   ----------   -------    ---------

Specialty manufacturing:
-----------------------
Picture Frames and
 Framed Art                   18,769       2,122     21,625        3,360    (13.2)       (36.8)
Belts and Accessories          3,095        (151)     4,391         (104)   (29.5)       (45.2)
Outerwear                      3,461        (231)     5,178          (13)   (33.2)    (1,676.9)
TWI                            7,447         996      6,002        1,057     24.1         (5.8)
                            --------   ---------   --------   ----------   -------    ---------
 Specialty manufacturing      32,772       2,736     37,196        4,300    (11.9)       (36.4)
                            --------   ---------   --------   ----------   -------    ---------

 Total operations,
   excluding corporate      $ 62,349   $   2,331   $ 65,512    $    5,173    (4.8)%      (54.9)%
                            ========   =========   ========    ==========  =======    =========

[S][C]

RESULTS OF OPERATIONS

Net sales
For the quarter ended September 30, 1995, consolidated net sales decreased $3,163,000, or 4.8%, compared to the same period last year. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
Net sales for the specialty retail segment increased $1,261,000, or 4.5%, compared to the same quarter last year. The specialty retail segment contributed 47.4% of consolidated net sales in the quarter ended September 30, 1995 compared to 43.2% in the same quarter last year.

Tandy Leather Company's net retail sales decreased $1,047,000, or 9.3%, compared to the same quarter last year with a decrease in same-store sales of 8.4%. The decrease in sales reflects a reduction in the average number of transactions per store compared to the previous year resulting primarily from the continued decline in popularity of Southwest fashion merchandise.

Sav-On Discount Office Supplies achieved a $2,286,000, or 43.5%, increase in net sales over the same quarter last year, primarily as a result of an aggressive store expansion program. Sav-On had 38 stores open at September 30, 1995 compared to 24 a year earlier. Same-store sales increased 9.7% primarily as a result of increasing the customer base as newer stores continue to mature.

Joshua's Christian Stores achieved a $1,054,000, or 17.5%, increase in net sales compared to the same quarter last year. The increase in total net sales is primarily due to the effect of new store openings. Joshua's had 72 stores open at September 30, 1995 compared to 67 stores open at September 30, 1994. Same-store sales at Joshua's increased 5.8% for the quarter primarily as a result of increased sales promotions.

Net sales for Cargo Furniture & Accents decreased $1,032,000, or 18.0%, compared to the same quarter last year. The decrease is primarily attributable to three fewer stores being open at September 30, 1995 than in the prior year and from flat contract and same-store sales for the quarter.

Specialty manufacturing
Net sales for the specialty manufacturing segment decreased $4,424,000, or 11.9%, compared to the quarter ended September 30, 1994. The specialty manufacturing segment contributed 52.6% of consolidated net sales in the quarter ended September 30, 1995 compared to 56.8% in the same quarter last year.

The decrease in net sales for the Picture Frames and Framed Art division was $2,856,000, or 13.2%, compared to the quarter ended September 30, 1994. The decrease is primarily attributable to the shifting of sales to key customers from the first to the second quarters and from a general weakness in the specialty retail sector.

Net sales for the Belts and Accessories division decreased $1,296,000, or 29.5%, compared to the same quarter last year. The sales decrease reflects continuing weak demand in the cut-up belt market and continued softness in the western apparel market.

Net sales for the Outerwear division decreased $1,717,000, or 33.2%, compared to the same quarter last year. Sales for the quarter were adversely impacted by continued soft demand experienced in the western apparel market and by the residual impact on retail inventories of warm weather conditions in the prior year which have affected the current year's sale of jackets and sweatshirts. Also, sales to a major customer have decreased as a result of the reorganization of that customer's distribution channels.

Net sales for the Tandy Wholesale International ("TWI") division, increased $1,445,000, or 24.1%, compared to the same quarter last year. The increase in net sales reflects the strong sales gains from the licensed products operations primarily as a result of the addition of new customers, penetration into new markets and the introduction of new product lines.

Operating income
Total operating income before corporate expenses decreased $2,842,000, or 54.9%, to $2,331,000 for the quarter ended September 30, 1995 compared to $5,173,000 for the same quarter last year. A discussion of operating income for each segment follows:

Specialty retail
Operating income for the specialty retail segment decreased $1,278,000, or 146.4%, resulting in an operating loss of $405,000 compared to operating income of $873,000 for the same quarter last year.

Operating income for Tandy Leather decreased $640,000, or 77.2%, when compared to the quarter ended September 30, 1994. The decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. For the quarter, gross profit decreased $583,000 primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses decreased approximately $77,000 for the quarter when compared to the same quarter last year; however, expenses as a percent of sales were up slightly due to the decrease in sales.

Sav-On had operating income of $59,000 for the quarter ended September 30, 1995 compared to an operating loss of $162,000 for the same quarter last year. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit as a percent of sales for the quarter decreased compared to the same quarter last year primarily as a result of escalating paper costs which could not be passed on to customers because of significant price competition and from increased promotions associated with back-to-school sales. Administrative expenses have decreased as a percent of sales reflecting the increase in sales relative to administrative and support expenses.

Joshua's Christian Stores had an operating loss for the quarter ended September 30, 1995 of $727,000 compared to an operating loss for the same quarter last year of $195,000. For the quarter ended September 30, 1995, gross margin and selling, general and administrative expenses decreased as a percent of sales from the same quarter last year. The decrease in gross margin is primarily the result of heavy sales promotions during the quarter. The decrease in selling, general and administrative expense is due to sales increasing at a faster rate than administrative expenses.

Operating income for Cargo Furniture & Accents decreased $327,000, from $401,000 for the quarter ended September 30, 1994, to $74,000 for the quarter ended September 30, 1995. The decrease in operating income is attributable to a decrease in sales on three fewer stores, decreased gross margins, and the timing of shipped orders. The decrease in gross margin is the result of sales promotions and lower contract sales pricing.

Specialty manufacturing
Operating income for the specialty manufacturing segment decreased $1,564,000, or 36.4%, from the quarter ended September 30, 1994 to $2,736,000.

Operating income for the Picture Frames and Framed Art division decreased 36.8% from the quarter ended September 30, 1994 to $2,122,000. The decrease in operating income for the quarter reflects a shifting of sales to key customers from the first to the second quarters and from a general weakness in the specialty retail sector.

The Belts and Accessories division posted an operating loss of $151,000 for the quarter ended September 30, 1995 compared to an operating loss of $104,000 for the same quarter last year. The decrease in operating profitability compared to the previous year reflects the continued softness in demand experienced in the cut-up and western apparel markets, resulting in lower sales and gross margins.

The Outerwear division had an operating loss of $231,000 for the quarter compared to an operating loss of $13,000 for the same quarter last year. The decrease in operating profitability reflects the softness in demand experienced in the western apparel market as well as the residual impact on retail inventories of warm weather conditions in the prior year which adversely impacted current year sales of sweatshirts and jackets. Operating income was also adversely impacted by the decrease in sales to a major customer as a result of the reorganization of that customer's distribution channels.

The TWI division's operating income decreased $61,000, or 5.8%, for the quarter compared to the same quarter last year. The decrease in operating income reflects the continued decline of Southwest fashion merchandise sales from Tandy Leather Manufacturing, partially offset by increased sales and profitability in the licensed products group.

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 33.5% as a percent of sales for the quarter ended September 30, 1995 compared to 31.0% for the same quarter last year. In total dollars, selling, general and administrative expenses increased $608,000, or 3.0%, when compared to the same quarter last year. The increase in expenses was primarily due to new store openings and increased expenses related to the sales growth in the licensed products group.

Interest expense, net
Net interest expense increased $259,000, or 31.4%, for the quarter ended September 30, 1995 compared to the same quarter last year. The increase in interest expense was due to an increase in average borrowings during the quarter when compared to the prior year quarter and to higher average interest rates.

Depreciation and amortization
Consolidated depreciation and amortization increased $176,000, or 13.0%, for the quarter ended September 30, 1995 compared to the quarter ended September 30, 1994. The increase is due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions.

Provision for income taxes
The effective income tax rate for the quarter ended September 30, 1995 was 35.0% compared to 36.4% for the same quarter last year. The decrease in the effective tax rate reflects a decrease in the federal statutory rate because of the decline in income before taxes and the utilization of both federal and state hiring tax credit programs as well as tax benefits generated from a Foreign Sales Corporation.

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

During the quarter ended September 30, 1995, cash increased $261,000. Cash used by operating activities of $1,361,000 primarily resulted from an increase in receivables and inventories related mainly to new store expansion and sales increases requiring the expansion of working capital. Cash used for investing activities of $809,000 resulted from capital expenditures for property and equipment. Cash of approximately $2,431,000 was provided by financing activities, primarily from borrowings under the Company's revolving credit facility and the funding of the Company's contribution to the Tandycrafts Employee Stock Ownership Program with treasury stock.

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

In connection with the November 1993 acquisition of Impulse Designs, the Asset Purchase Agreement (the "Agreement") provides for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. In April 1995, the Company made an additional payment of $4.3 million pursuant to the terms of the Agreement. In June 1995, the former owners of Impulse Designs filed an objection notice disputing the amount of the additional payment. The Agreement provides for resolution of this dispute through a process of binding arbitration. The additional amount sought by the former owners of Impulse Designs is approximately $5.7 million. The Company believes that no additional payment is required and has responded by filing a counterclaim for a refund of an amount yet to be determined of the April 1995 payment. This dispute is expected to proceed to arbitration during fiscal 1996. The range of additional payment or refund, if any, cannot yet be reasonably determined.

Cash of approximately $809,000 was used for capital expenditures during the quarter ended September 30, 1995. Planned capital expenditures for the remainder of fiscal 1996 approximate $4,600,000 and are primarily targeted for investments in the frames and framed art division and expansion of Joshua's store base. Current store expansion plans call for Joshua's to open 16 new stores during the remainder of fiscal 1996. Funding for new store expansion planned for the remainder of fiscal 1996, exclusive of capital expenditures, will approximate $2,500,000. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans.

Acquisitions
The Company may, from time to time, evaluate acquisition candidates which complement its existing businesses. To the extent that the Company utilizes debt to finance future acquisitions and goodwill associated with such acquisitions is recorded, results of operations in future periods will be impacted by increased interest expense and the amortization of goodwill associated with such acquisitions.

Strategy Review
The Company plans to rigorously evaluate each of its various business segments during the first half of fiscal 1996 to identify available actions to increase their value to the Company and its shareholders. It is expected that the Company will consider several options including changes in strategy or management, restructuring of operations to achieve greater efficiency and divestiture through a sale, spin-off or discontinuance of selected business units. Taking one or more of these actions may result in the recognition of one-time gains or charges during fiscal 1996. The timing and possible effect of any such actions will not be known until completion of the strategic evaluation by the Company and its advisors.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          (a)  Exhibits:

               Exhibit 27  Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated August 9, 1995, which included the contents of a press release announcing the unaudited results of operations for the three- and twelve-month periods ended June 30, 1995.



                                TANDYCRAFTS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  November 13, 1995           By:/s/Jerry L. Roy
                                     -----------------------
                                     Jerry L. Roy
                                     President, Chief Executive Officer
                                     and Director


Date:  November 13, 1995           By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary,
                                     General Counsel and Director
                                     (Principal Financial Officer)


Date:  November 13, 1995           By:/s/Jim D. Allen
                                     -----------------------
                                     Jim D. Allen
                                     Vice President and Director of
                                     SEC Reporting
                                     (Principal Accounting Officer)