Form 10-Q
period 1995-12-31
TANDYCRAFTS INC
filed 1996-02-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended December 31, 1995

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                      Shares outstanding as of January 31, 1996
-----------------------------     -----------------------------------------
Common Stock, $1,00 par value                     12,114,950



                                TANDYCRAFTS, INC.

                                    Form 10-Q

                         Quarter Ended December 31, 1995

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.
----                                                    --------

1.   Condensed Consolidated Financial Statements            3-10

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         10-17


                           PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of Security
     Holders                                                  18

6.   Exhibits and Reports on Form 8-K                         18

     Signatures                                               19



                                     PART I
Item 1. Financial Statements
        --------------------

                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                        Three Months Ended        Six Months Ended
                                           December 31,              December 31,
                                      --------------------     ----------------------
                                        1995        1994          1995        1994
                                      --------    --------     ---------    --------

Net sales                             $ 74,347    $ 75,619     $ 136,696    $141,131
                                      --------    --------     ---------    --------

Operating Costs and expenses:
 Cost of goods sold                     47,885      44,572        86,698      84,374
 Selling, general and administrative    23,263      22,583        44,176      42,888
 Restructuring charges                  18,818           -        18,818           -
 Depreciation and amortization           1,715       1,207         3,240       2,556
                                      --------    --------     ---------    --------
 Total operating costs and expenses     91,681      68,362       152,932     129,818
                                      --------    --------     ---------    --------

Operating income (loss)                (17,334)      7,257       (16,236)     11,313
Interest expense, net                    1,117         950         2,202       1,776
                                      --------    --------     ---------    --------
Income (loss) before provision
 for income taxes                      (18,451)      6,307       (18,438)      9,537
Provision (benefit) for income taxes    (6,072)      2,210        (6,068)      3,386
                                      --------    --------     ---------    --------

 Net income (loss)                    $ 12,379)   $  4,097     $ (12,370)   $  6,151
                                      =========   ========     =========    ========

Net income (loss) per share           $   (1.04)  $   0.36     $   (1.04)   $   0.54
                                      =========   ========     =========    ========

Weighted average common and
 common equivalent shares                11,935     11,383        11,852      11,298
                                      =========   ========     =========    ========



                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                         December 31,   June 30,
                                            1995          1995
                                         ----------    ---------
ASSETS
------
Current assets:
  Cash, including short-term
     investments                         $    4,444    $  1,807
  Trade accounts receivable,
     net of allowance for
     doubtful accounts of
     $1,089 and $605, respectively           37,713      31,440
  Inventories                                59,239      65,742
  Other current assets                        3,580       2,991
                                         ----------    --------
       Total current assets                 104,976     101,980
                                         ----------    --------

Property and equipment, at cost              50,299      48,658
Less-accumulated depreciation               (23,367)    (19,951)
                                         ----------    --------
  Property and equipment, net                26,932      28,707
                                         ----------   ---------

Other assets                                    636         604
Goodwill                                     41,767      47,512
                                         ----------   ---------
                                         $  174,311   $ 178,803
                                         ==========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Notes payable and current potion
     of long-term debt                   $   11,000   $    2,000
  Accounts payable                           17,116       12,558
  Accrued liabilities and other              13,041       12,555
                                         ----------   ----------
       Total current liabilities             41,157       27,113
                                         ----------   ----------

Long-term debt                               50,000       59,000
Deferred income taxes                         2,029        2,029

Stockholders' equity:
  Common stock, $1 par value,
     50,000,000 shares authorized,
     18,527,988 shares issued                18,528       18,528
  Additional paid-in capital                 18,931       17,447
  Retained earnings                          67,714       80,084
  Cost of stock in treasury,
     6,449,246 shares and 6,811,300
     shares, respectively                   (24,048)     (25,398)
                                         ----------   ----------
       Total stockholders' equity            81,125       90,661
                                         ----------   ----------
                                         $  174,311   $  178,803
                                         ==========   ==========


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                            Six Months Ended
                                              December 31,
                                         -----------------------
                                           1995          1994
                                         ----------    ---------

Net cash flows from operating
 activities                              $   1,643     $  (3,383)
                                         ---------     ---------

Cash flows from investing activities:
 Additions to property and equipment,
  net, excluding the effect of
  businesses acquired                       (1,840)       (6,044)
 Purchase of businesses, net of
  cash acquired                                  -        (3,320)
                                         ---------     ---------
     Net cash used for investing
      activities                            (1,840)       (9,364)
                                         ---------     ---------

Cash flows from financing activities:
 Sales of treasury stock to employee
  benefit programs                           2,834         3,260
 Borrowings under bank credit
  facility, net                                  -        13,400
                                         ---------     ---------
     Net cash provided by financing
      activities                             2,834        16,660
                                         ---------     ---------

Increase (decrease) in cash, including
 short-term investments                      2,637         3,913
Balance, beginning of period                 1,807         1,506
                                         ---------     ---------
Balance, end of period                   $   4,444     $   5,419
                                         =========     =========


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Additional
                                            Common      paid-in      Retained     Treasury
                                             stock      capital      earnings      stock         Total
                                           ---------   ----------   ----------   ----------    ---------

Balance, June 30, 1995                     $  18,528  $   17,447    $   80,084   $  (25,398)   $  90,661
Sale of 362,054 shares of treasury stock
 to employee benefit programs                      -       1,484             -        1,350        2,834
Net income for six months ended
 December 31, 1995                                 -           -       (12,370)           -      (12,370)
                                          ----------  ----------    ----------    ----------    --------
Balance, December 31, 1995                $   18,528  $   18,931    $   67,714    $  (24,048)   $ 81,125
                                          ==========  ==========    ==========    ==========    ========


                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and certain other operating and restructuring charges as more fully described in Notes 4 and 5, below) necessary for a fair statement of the Company's financial position as of December 31, 1995 and June 30, 1995, and the results of operations and cash flows for the six-month periods ended December 31, 1995 and December 31, 1994. The results of operations for the three and six-month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at December 31, 1995 consisted of the following (in thousands):

          Merchandise held for sale          $ 39,326
          Raw materials and work-in-process    19,913
                                             --------
                                             $ 59,239
                                             ========

NOTE 3 - EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.
For the three and six-month periods ended December 31, 1995 and 1994, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                         December 31,           December 31,
                                      -------------------   -------------------
                                        1995       1994       1995       1994
                                      --------   --------   --------   --------

   Weighted average shares              11,935     11,375     11,852     11,289
   Common stock equivalents                  -          8          -          9
                                      --------   --------   --------   --------
   Total weighted average common and
    common equivalent shares            11,935     11,383     11,852     11,298
                                      ========   ========   ========   ========


NOTE 4 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

Description
In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program include: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Discount Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI ("Tandy Wholesale International") of Nocona Belt Company and Rivertown Button Company, which is being relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and
(vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts. The adoption of this program stems from a strategy review initiated in August 1995 during which the Company's various business units were examined, including the role and strategy of each in generating sales and profits, as well as each business unit's market position and growth potential. This program is designed to improve the Company's competitive position by focusing the Company's resources in those areas which offer the greatest potential for growth and increased value for shareholders. Upon completion of this plan, the Company will be comprised of three specialty retail operations; Tandy Leather Company, Joshua's Christian Stores and Sav-On Discount Office Supplies, and two manufacturing divisions; TWI and Frames and Framed Art. The actions contemplated by this program are expected to be substantially completed by the end of the fiscal year. The Company has entered into letters of intent related to the sale of certain of the businesses targeted for sale or closure; however, all such transactions are subject to completion.

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                    Three Months Ended December 31,
                            ---------------------------------------------
                                    1995                    1994
                            --------------------    ---------------------
                                       Operating               Operating
                              Sales      Income       Sales      Income
                            ---------   --------    ---------   ---------

Specialty manufacturing     $   4,870   $   (725)   $   6,366   $    (543)
Specialty retail                4,852        112        5,117         245
                            ---------   --------    ---------   ---------
  Total                     $   9,722   $   (613)   $  11,483   $    (298)
                            =========   ========    =========   =========


                                    Six Months Ended December 31,
                            ---------------------------------------------
                                    1995                     1994
                            --------------------    ---------------------
                                       Operating               Operating
                              Sales      Income       Sales      Income
                            ---------   --------    ---------   ---------

Specialty manufacturing     $   9,934   $ (1,217)   $  14,616   $    (770)
Specialty retail                9,552        186       10,849         646
                            ---------   --------    ---------   ---------
  Total                     $  19,486   $ (1,031)   $  25,465   $    (124)
                            =========   ========    =========   =========

Restructuring charges
As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. The restructuring charges include approximately $18.0 million for asset writedowns and anticipated exit costs associated with businesses which are expected to be sold or closed and $0.8 million for asset writedowns and anticipated exit costs associated with the closure of eleven retail stores. Approximately $16.1 million of the restructuring charges relate to non-cash writedowns of assets to their estimated realizable values, including $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.3 million related to the writedown of various other assets. The remaining $2.7 million of the restructuring charges represents anticipated cash outlays. Approximately $2.0 million relates to lease obligations and the remainder relates to other contractual obligations and exit costs. No severance costs have been included in the restructuring charges. The following table sets forth the restructuring charges by segment (in thousands):

                                 Asset         Lease and
                               Writedowns   other Exit costs    Total
                              -----------   ----------------   -------

      Specialty manufacturing   $15,798          $2,145        $17,943
      Specialty retail              318             517            835
      Corporate                                      40             40
                                -------          ------        -------
       Total                    $16,116          $2,702        $18,818
                                =======          ======        =======

The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the December 31, 1995 balance sheet (in thousands):

                                  Specialty     Specialty
                                Manufacturing     Retail     Corporate    Total
                                -------------   ---------    ---------   -------

      Balance at June 30, 1995   $       -       $    -       $     -    $     -
      Restructuring charges         17,943          835            40     18,818
      Cash payments                      -            -             -          -
      Asset writedowns*            (15,798)        (318)            -    (16,116)
                                 ---------       ------       -------    -------
      Balance at
        December 31, 1995        $   2,145       $  517       $    40    $  2,702
                                 =========       ======       =======    ========


      * (Reflected as reductions of respective asset balances at December 31, 1995.)

The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs. Although no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which will improve the profitability and competitive position of the Company.

NOTE 5 - CONTINGENT PAYMENT SETTLEMENT

In connection with the November 1993 acquisition of Impulse Designs, the asset purchase agreement provided for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. Impulse Designs met certain of these thresholds and, in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as an increase in goodwill with a corresponding increase in accrued liabilities in the December 31, 1995 balance sheet. The Company also incurred approximately $457,000 of expenses related to such settlement which are reflected in the results of operations for the quarter ended December 31, 1995.

NOTE 6 - REVOLVING CREDIT FACILITY

The Company has a $60 million revolving credit facility with a group of banks. During July 1995, the Company established an additional $10 million revolving credit facility that terminates on March 31, 1996. As part of the Company's planned restructuring and consolidation program discussed earlier, the bank group has agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by September 30, 1996. The Company currently estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable it to reduce its borrowings under the revolving credit facility by September 30, 1996 to levels that will enable the Company to operate within the $50,000,000 commitment amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 75 stores located in eight states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 38 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 39 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of four divisions:
Picture Frames and Framed Art, Belts and Accessories, Outerwear and TWI.

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and six-month periods ended December 31, 1995 and 1994 (in thousands):

                                           Three Months Ended December 31,
                                   ----------------------------------------------
                                         1995                      1994              % Increase (Decrease)
                                   --------------------    ----------------------    --------------------
                                              Operating                 Operating               Operating
                                    Sales      Income       Sales        Income       Sales      Income
                                   -------    ---------    ---------    ---------    --------   ---------

Specialty Retail:
----------------
Tandy Leather                    $  12,317    $    882     $  14,005    $   1,701    (12.1)%     (48.1)%
Sav-On Discount Office Supplies      7,093          26         4,569         (548)    55.2       104.7
Joshua's Christian Stores           10,300        (189)       10,326        1,078     (0.3)     (117.5)
Cargo Furniture & Accents            4,852         112         5,117          245     (5.2)      (54.3)
Restructuring charges                    -        (835)                         -               (100.0)
                                 ---------    --------     ---------    ---------    -----      ------
 Specialty Retail                   34,562          (4)       34,017        2,476      1.6      (100.2)
                                 ---------    --------     ---------    ---------    -----      ------

Specialty Manufacturing:
-----------------------
Frames and Framed Art               26,753       3,777        27,919        6,111     (4.2)%     (38.2)%
Belts and Accessories                2,754        (248)        3,714         (278)   (25.8)       10.8
Outerwear                            3,034        (672)        4,000         (386)   (24.2)      (74.1)
TWI                                  7,244         638         5,969          796     21.4       (19.8)
Restructuring charges                          (17,943)                         -               (100.0)
                                 ---------    --------     ---------    ---------    -----      ------
 Specialty Manufacturing            39,785     (14,448)       41,602        6,243     (4.4)     (331.4)
                                 ---------    --------     ---------    ---------    -----      ------

 Total operations, excluding
  corporate                      $  74,347    $(14,452)    $  75,619    $   8,719     (1.7)%    (265.8)%
                                 =========    ========     =========    =========    =====      ======


                                           Six-Months Ended December 31,
                                   ----------------------------------------------
                                         1995                      1994              % Increase (Decrease)
                                   --------------------    ----------------------    --------------------
                                              Operating                 Operating               Operating
                                    Sales      Income       Sales        Income       Sales      Income
                                   -------    ---------    ---------    ---------    --------   ---------

Specialty Retail:
----------------
Tandy Leather                    $   22,578   $   1,071    $  25,314    $   2,530    (10.8)%     (57.7)%
Sav-On Discount Office Supplies      14,638          85        9,827         (710)    49.0       112.0
Joshua's Christian Stores            17,370        (916)      16,342          883      6.3      (203.7)
Cargo Furniture & Accents             9,552         186       10,849          646    (12.0)      (71.2)
Restructuring charges                              (835)                        -               (100.0)
                                 ----------   ---------    ---------     ---------   -----      ------
 Specialty Retail                    64,138        (409)      62,332         3,349     2.9      (112.2)
                                 ----------   ---------    ---------     ---------   -----      ------

Specialty Manufacturing:
-----------------------
Frames and Framed Art                45,521       5,899        49,545        9,470    (8.1)%     (37.7)%
Belts and Accessories                 5,850        (399)        8,105         (381)  (27.8)       (4.7)
Outerwear                             6,495        (902)        9,179         (399)  (29.2)     (126.1)
TWI                                  14,692       1,632        11,970        1,853    22.7       (11.9)
Restructuring charges                           (17,943)                         -              (100.0)
                                 ----------   ---------    ----------    ---------   ------     ------
 Specialty Manufacturing             72,558     (11,713)       78,799       10,543     (7.9)    (211.1)
                                 ----------   ---------    ----------    ---------   ------     ------

 Total operations, excluding
  corporate                      $  136,696   $ (12,122)   $  141,131    $  13,892     (3.1)    (187.3)
                                 ==========   =========    ==========    =========   ======     ======

RESULTS OF OPERATIONS

Net sales
Consolidated net sales for the three and six-month periods ended December 31, 1995 decreased 1.7% and 3.1%, respectively, compared to the same periods last year. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
Net sales for the specialty retail segment increased 1.6% for the quarter and 2.9% for the six-months ended December 31, 1995 compared to the same periods last year. The specialty retail segment contributed 46.5% and 46.9% of consolidated net sales for the three and six-month periods ended December 31, 1995, respectively, compared to 45.0% and 44.2%, respectively, for the same periods last year.

Tandy Leather Company's net retail sales and same-store sales decreased 12.1% for the quarter and 10.8% for the six-months ended December 31, 1995 compared to the same periods last year. The decrease in sales reflects a reduction in the average number of transactions per store compared to the previous year resulting primarily from the continued decline in popularity of Southwest fashion merchandise.

Sav-On Discount Office Supplies ("Sav-On") achieved total net sales increases of 55.2% and 49.0% for the quarter and six-month periods ended December 31, 1995, respectively, compared to the same periods last year. The increase in total net sales was primarily the result of store expansion. Sav-On had 38 stores open at December 31, 1995 compared to 30 stores a year earlier. Same-store sales increased 17.0% for the quarter and 11.4% for the six-months ended December 31, 1995 over the comparable periods last year primarily as a result of increasing the customer base as newer stores continue to mature.

Joshua's Christian Stores ("Joshua's") net sales were flat for the quarter and increased 6.3% for the six-months ended December 31, 1995 compared to the same periods last year. Joshua's had 75 stores open at December 31, 1995 compared to 70 stores open at December 31, 1994. Same-store sales decreased 8.5% and 3.2% for the three and six-month periods ended December 31, 1995, respectively.

Total net sales for Cargo Furniture & Accents ("Cargo") decreased 5.2% and 12.0% for the three and six-months ended December 31, 1995, respectively, compared to the same periods last year. The decrease is primarily attributable to four fewer stores being open at December 31, 1995 than in the prior year.

Specialty manufacturing
Net sales for the specialty manufacturing segment decreased 4.4% and 7.9% for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 53.5% and 53.1% of consolidated net sales for the three and six-month periods ended December 31, 1995, respectively, compared to 55.0% and 55.8%, respectively, for the same periods last year.

Net sales for the Picture Frames and Framed Art division decreased 4.2% and 8.1% for the three and six-month periods ended December 31, 1995, respectively, compared to the same period last year. The sales decrease is primarily attributable to the cancellation of certain large annual framed art orders for delivery in December by a major customer. The Company's relationship with this customer continues to be good and the Company believes the reduction in business with this customer to be temporary in nature.

Net sales for the Belts and Accessories division decreased 25.8% and 27.8% for the three and six-month periods ended December 31, 1995, respectively, compared to the same periods last year. The decrease in sales reflects continuing weak demand in the cut-up belt market and continued softness in the western apparel market.

Net sales for the Outerwear division decreased 24.2% and 29.2% for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods last year. Sales for both the quarter and six-month periods were adversely affected by continued soft demand experienced in the western apparel market and by the residual impact on retail inventories of warm weather conditions in the prior year which have adversely affected the current year's sales of jackets and sweatshirts. Also, sales to a major customer of this division have decreased as a result of the reorganization of that customer's distribution channels.

Net sales for the Tandy Wholesale International ("TWI") division, increased 21.4% and 22.7% for the three and six-month periods ended December 31, 1995, respectively, compared to the same periods last year. The increase in net sales reflects strong sales gains from the licensed products operations primarily as a result of the addition of new customers, penetration into new markets and the introduction of new product lines.

Operating income
The Company experienced on operating loss before corporate expenses of $14,452,000 and $12,122,000, representing decreases of $23,171,000, or 265.8%, and $26,014,000, or 187.3%, for the three and six-month periods ended December 31, 1995, respectively, compared to the same periods last year. The operating loss for the three and six-month periods is primarily due to restructuring and other charges to operations recognized during the quarter ended December 31, 1995. A discussion of the restructuring charges and operating income for each segment follows:

Strategic restructuring and consolidation program
In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program include: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Discount Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI ("Tandy Wholesale International") of Nocona Belt Company and Rivertown Button Company, which is being relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and
(vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts. The adoption of this program stems from a strategy review initiated in August 1995 during which the Company's various business units were examined, including the role and strategy of each in generating sales and profits, as well as each business unit's market position and growth potential. This program is designed to improve the Company's competitive position by focusing the Company's resources in those areas which offer the greatest potential for growth and increased value for shareholders. Upon completion of this plan, the Company will be comprised of three specialty retail operations; Tandy Leather Company, Joshua's Christian Stores and Sav-On Discount Office Supplies, and two manufacturing divisions; TWI and Frames and Framed Art. The actions contemplated by this program are expected to be substantially completed by the end of the fiscal year. The Company has entered into letters of intent related to the sale of certain of the businesses targeted for sale or closure; however, all such transactions are subject to completion.

Revenues and operating losses from (before restructuring charges) separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                   Three Months Ended December 31,
                            ---------------------------------------------
                                   1995                     1994
                            --------------------    ---------------------
                                       Operating               Operating
                             Sales       Income       Sales      Income
                            --------    --------    ---------   ---------

Specialty manufacturing     $  4,870    $   (725)   $   6,366   $    (543)
Specialty retail               4,852         112        5,117         245
                            --------    --------    ---------   ---------
  Total                     $  9,722    $   (613)   $  11,483   $    (298)
                            ========    ========    =========   =========


                                    Six Months Ended December 31,
                            ---------------------------------------------
                                   1995                      1994
                            ---------------------    --------------------
                                        Operating               Operating
                             Sales        Income      Sales       Income
                            --------    ---------    --------   ---------

Specialty manufacturing     $  9,934    $  (1,217)   $ 14,616   $    (770)
Specialty retail               9,552          186      10,849         646
                            --------    ---------    --------   ---------
  Total                     $ 19,486      $(1,031)   $ 25,465   $    (124)
                            ========    =========    ========   =========

Restructuring charges
As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. The restructuring charges include approximately $18.0 million for asset writedowns and anticipated exit costs associated with businesses which are expected to be sold or closed and $0.8 million for asset writedowns and anticipated exit costs associated with the closure of eleven retail stores. Approximately $16.1 million of the restructuring charges relate to non-cash writedowns of assets to their estimated realizable values, including $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.3 million related to the writedown of various other assets. The remaining $2.7 million of the restructuring charges represents anticipated cash outlays. Approximately $2.0 million relates to lease obligations and the remainder relates to other contractual obligations and exit costs. No severance costs have been included in the restructuring charges. The following table sets forth the restructuring charges by segment (in thousands):

                                  Asset          Lease and
                                Writedowns    other Exit costs     Total
                                ----------    ----------------   --------

      Specialty manufacturing   $   15,798        $   2,145      $ 17,943
      Specialty retail                 318              517           835
      Corporate                          -               40            40
                                ----------        ---------      --------
       Total                    $   16,116        $   2,702      $ 18,818
                                ==========        =========      ========

The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the December 31, 1995 balance sheet (in thousands):

                                   Specialty      Specialty
                                 Manufacturing      Retail      Corporate     Total
                                 -------------    ----------    ---------   ---------

      Balance at June 30, 1995    $       -        $      -      $    -     $       -
      Restructuring charges          17,943             835          40        18,818
      Cash payments                       -               -           -             -
      Asset writedowns*             (15,798)           (318)          -       (16,116)
                                  ---------        --------      ------      --------
      Balance at December 31,
       1995                       $   2,145        $    517      $   40      $  2,702
                                  =========        ========      ======      ========

      *  (Reflected as reductions of respective asset balances at December 31, 1995.)


The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs. Although no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which will improve the profitability and competitive position of the Company.

Operating income-Specialty retail
The specialty retail segment experienced operating losses of $4,000 and $409,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating income of $2,476,000 and $3,349,000, respectively, for the corresponding periods last year. The specialty retail segment contributed 0.0% and 3.4% of the consolidated operating loss before corporate expenses for the three and six-month periods ended December 31, 1995, respectively, compared to 28.4% and 24.1% of consolidated operating income before corporate expenses for the corresponding periods last year. The operating loss for the specialty retail segment for the three and six-month periods ended December 31, 1995 include restructuring charges of $835,000 related to the closure of eleven retail stores, as discussed previously. The following discussions of operating income are before restructuring charges.

Operating income for Tandy Leather decreased $819,000, or 48.1%, for the quarter and $1,459,000, or 57.7%, for the six-month period ended December 31, 1995 compared to the same periods last year. The decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. Gross profit decreased $728,000 and $1,310,000 for the three and six-months ended December 31, 1995 primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses increased as a percent of sales for the three and six-months ended December 31, 1995 due to the decrease in sales.

Sav-On had operating income of $26,000 and $85,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating losses of $548,000 and $710,000 for the corresponding periods last year. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit, as a percent of sales, for the three and six-months ended December 31, 1995 increased compared to the same respective periods last year primarily as a result of more effective inventory management. Administrative expenses have decreased as a percent of sales reflecting a larger increase in sales relative to administrative and support expenses.

Joshua's Christian Stores experienced operating losses of $189,000 and $916,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating income of $1,078,000 and $883,000 for the comparable periods last year. For the three and six-months ended December 31, 1995, gross profit and selling, general and administrative expenses decreased as a percent of sales from the same periods last year. The decrease in gross margin is primarily the result of heavy sales promotions during the quarter ended September 30, 1995 and inventory writedowns of approximately $900,000 taken during the quarter ended December 31, 1995. The decrease in selling, general and administrative expense as a percent of sales is due to sales increasing at a faster rate than administrative expenses.

Operating income for Cargo Furniture & Accents decreased $133,000, or 54.3%, and $460,000, or 71.2%, for the three and six-month periods ended December 31, 1995, respectively, compared to the same periods last year. The decrease in operating income is attributable to a decrease in sales on four fewer stores, decreased gross margins, and the timing of shipped orders. The decrease in gross margin is primarily the result of sales promotions held during the quarter ended September 30, 1995.

Operating income-Specialty manufacturing
The specialty manufacturing segment experienced operating losses of $14,448,000 and $11,713,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating income of $6,243,000 and $10,543,000, respectively for the same periods last year. The specialty manufacturing segment contributed 100% and 96.6% of the consolidated operating loss before corporate expenses for the three and six-month periods ended December 31, 1995, respectively, compared to 71.6% and 75.9% of consolidated operating income before corporate expenses for the same respective periods last year. The operating loss for the specialty manufacturing segment for the three and six-month periods include restructuring charges of $17,943,000, as discussed previously. The following discussions of operating income by division are before restructuring charges.

Operating income for the Picture Frames and Framed Art division decreased $2,334,000, or 38.2%, and $3,571,000, or 37.7%, for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods last year. The decrease in operating income is primarily attributable to the cancellation of certain large framed art orders for delivery in December by a key customer, as discussed previously.

The Belts and Accessories division posted operating losses of $248,000 and $399,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating losses of $278,000 and $381,000 for the corresponding periods last year. The operating losses continue to reflect the softness in demand experienced in the cut-up and western apparel markets, resulting in lower sales and gross margins.

The Outerwear division had operating losses of $672,000 and $902,000 for the three and six-month periods ended December 31, 1995, respectively, compared to operating losses of $386,000 and $399,000 for the corresponding periods last year. The decrease in operating profitability reflects the softness in demand experienced in the western apparel market as well as the residual impact on retail inventories of warm weather conditions in the prior year which adversely impacted the current year sales of sweatshirts and jackets. Operating income was also adversely impacted by the decrease in sales to a major customer of this division as a result of the reorganization of that customer's distribution channels.

The TWI division's operating income decreased $158,000, or 19.8%, and $221,000, or 11.9%, for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods last year. The decrease in operating income reflects the continued decline of Southwest fashion merchandise sales from Tandy Leather Manufacturing and $170,000 of expenses associated with the relocation of Rivertown Button from Houston, Minnesota to Fort Worth, Texas. These factors were partially offset by increased sales and profitability in the licensed products group.

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 31.3% and 32.3%, as a percent of sales, for the three and six-month periods ended December 31, 1995, respectively, compared to 29.9% and 30.4% for the corresponding periods last year. In total dollars, SG&A expenses increased $680,000, or 3.0%, and $1,288,000, or 3.0%, for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods last year. The increase in SG&A dollars compared to last year was primarily due to the impact of new store openings and increased expenses related to the sales growth in the licensed products group, as well as increases in corporate expenses related to legal settlements and other accruals.

Interest expense, net
Interest expense increased $167,000, or 17.6%, and $426,000, or 24.0%, for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods of the prior year. The increase in interest expense was due to an increase in average borrowings during the current year periods and to higher average interest rates.

Depreciation and amortization
Consolidated depreciation and amortization increased $508,000, or 42.1%, and $684,000, or 26.8%, for the three and six-month periods ended December 31, 1995, respectively, compared to the corresponding periods last year. The increase is due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions.

Provision for income taxes
The Company's tax benefit for the six-months ended December 31, 1995 was $6,068 compared to $3,386 of tax expense for the same period last year. The tax benefit for the six-months ended December 31, 1995 reflects current year losses which can be carried back to recover taxes paid in prior periods. The effective income tax rate in each six-month period was 33% and 35.5%, respectively. The effective income tax rate decreased 2.5% as a result of the acceleration of permanent tax differences attributable to certain sales or closures included in the restructuring charges discussed previously.

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

During the six-months ended December 31, 1995, cash increased $2,637,000. Cash provided by operating activities of $1,643,000 primarily resulted from a decrease in receivables. Cash used for investing activities of $1,840,000 resulted from capital expenditures for property and equipment. Cash of approximately $2,834,000 was provided by financing activities.

The Company has a $60 million revolving credit facility with a group of banks. During July 1995, the Company established an additional $10 million revolving credit facility that terminates on March 31, 1996. As part of the Company's planned restructuring and consolidation program discussed earlier, the bank group has agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by September 30, 1996. The Company currently estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable it to reduce its borrowings under the revolving credit facility by September 30, 1996 to levels that will enable the Company to operate within the $50,000,000 commitment amount.

In connection with the November 1993 acquisition of Impulse Designs, the asset purchase agreement provided for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994. Impulse Designs met certain of these thresholds and, in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as an increase in goodwill with a corresponding increase in accrued liabilities in the December 31, 1995 balance sheet. The Company also incurred approximately $457,000 of expenses related to such settlement which are reflected in the results of operations for the quarter ended December 31, 1995.

Cash of approximately $1,840,000 was used for capital expenditures during the six-months ended December 31, 1995. Planned capital expenditures for the remainder of fiscal 1996 approximate $2,000,000 and are primarily targeted for investments in the Frames and Framed Art division. No additional new store openings are anticipated for the remainder of the fiscal year. Management believes that the Company's current cash position, its cash flows from operations and expected proceeds from the sale of assets contemplated by the strategic restructuring program will be sufficient to fund its planned operations, capital expenditures and required debt reduction for the remainder of fiscal 1996.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 4.        Submission of Matters to Vote of Security Holders
------         -------------------------------------------------

      The following proposals were approved at the Company's annual meeting held on November 8, 1995:

                                                 Affirmative    Votes Against
                                                    Votes        or Withheld
                                                 -----------     -------------
      1.  Election of management's slate of
        nominees to serve as Directors:
             B. Franklin Bigger                   7,327,082      1,122,399
             R. Earl Cox III                      7,237,981      1,211,500
             Jerry L. Roy                         7,713,763        735,718
             Joe K. Pace                          7,220,631      1,228,850
             Carol Smith                          7,669,493        779,988
             Robert Schutts                       7,689,058        751,423
             Michael J. Walsh                     7,675,317        774,164


Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------

               (a)    Exhibits:

                      Exhibit 27          Financial Data Schedule

               (b)    Reports on Form 8-K:

                      The Company filed a Current Report on Form 8-K, dated October 30, 1995, announcing the unaudited results of operations for the three-month period ended September 30, 1995.

                      The Company filed a Current Report on Form 8-K, dated December 21, 1995, announcing a restructuring charges to be taken in the quarter ending December 31, 1995 associated with the implementation of a strategic restructuring and consolidation program. The Company also announced that Sheldon I. Stein had been named to the Company's Board of Directors.




                                TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 14, 1996           By:/s/Jerry L. Roy
                                     -----------------------
                                     Jerry L. Roy
                                     President, Chief Executive Officer
                                     and Director



Date:  February 14, 1996           By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     Executive Vice President and Chief
                                     Financial Officer, Secretary,
                                     General Counsel and Director
                                     (Principal Financial Officer)