Form 10-Q
period 1996-03-31
TANDYCRAFTS INC
filed 1996-05-15
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended March 31, 1996

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
                                         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                     Shares outstanding as of March 31, 1996
- -----------------------------      -------------------------------------
Common Stock, $1,00 par value                    12,123,626



                                TANDYCRAFTS, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 1996

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.
- ---

1.   Condensed Consolidated Financial Statements            3-10

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations         10-18


                           PART II - OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K                         19

     Signatures                                               20


                                     PART I
Item 1.     Financial Statements


                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                  Three Months Ended           Nine Months Ended
                                      March 31,                    March 31,
                              -------------------------   ---------------------------
                                  1996         1995           1996             1995
                              -----------  ------------   ------------     ----------


Net sales                     $    53,556  $     54,891   $    190,252     $  196,022
                              -----------  ------------   ------------     ----------

Operating costs and expenses:
  Cost of products sold            32,834        33,160        119,532        117,534
 Selling, general and
     administrative                18,186        20,902         62,362         63,790
  Restructuring charge (credit)      (501)            -         18,317              -
  Depreciation and amortization     1,482         1,465          4,722          4,021
                               ----------  ------------   ------------    -----------
  Total operating costs
       and expenses                52,001        55,527        204,933        185,345
                               ----------  ------------   ------------    -----------


Operating income (loss)             1,555          (636)       (14,681)        10,677
Interest expense, net                 996         1,001          3,198          2,777
                               ----------  ------------   ------------    -----------
Income (loss) before
  provision for income taxes          559        (1,637)       (17,879)         7,900
Provision (benefit) for
  income taxes                        195          (581)        (5,873)         2,805
                               ----------  ------------   ------------    -----------

     Net income (loss)        $       364  $     (1,056)   $   (12,006)   $     5,095
                              ===========  ============    ===========    ===========

Net income (loss) per share   $       0.03 $      (0.09)  $      (1.01)   $      0.45
                              ============ ============   ============    ============


Weighted average common and
  common equivalent shares         12,109        11,500         11,937         11,366
                                   ======        ======         ======         ======

                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                         March 31,      June 30,
                                           1996           1995
                                         ---------     ---------
ASSETS
- ------
Current assets:
  Cash, including short-term
     investments                         $    2,392    $  1,807
  Trade accounts receivable, net of
     allowance for doubtful accounts of
     $1,150 and $551, respectively           22,524      31,440
  Inventories                                60,854      65,742
  Other current assets                        5,159       2,991
                                         ----------    ---------
       Total current assets                  90,929     101,980
                                         ----------    ---------

Property and equipment, at cost              51,140      48,658
Less-accumulated depreciation               (24,093)    (19,951)
                                         ----------    ---------
  Property and equipment, net                27,047      28,707
                                         ----------    ---------

Other assets                                    774         604
Goodwill                                     41,512      47,512
                                         ----------    ---------

                                         $  160,262    $178,803
                                         ==========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Notes payable and current portion
     of long-term debt                   $    7,640    $  2,000
  Accounts payable                            9,347      12,558
  Accrued liabilities and other               9,306      12,555
                                         ----------    ---------
       Total current liabilities             26,293      27,113
                                         ----------    ---------

Long-term debt                               50,000      59,000
Deferred income taxes                         2,029       2,029

Stockholders' equity:
  Common stock, $1 par value, 50,000,000
     shares authorized, 18,527,988
     shares issued                           18,528      18,528
  Additional paid-in capital                 19,215      17,447
  Retained earnings                          68,078      80,084
  Cost of stock in treasury, 6,404,362
     shares and 6,811,300 shares,
     respectively                           (23,881)    (25,398)
                                         ----------    ---------
       Total stockholders' equity            81,940      90,661
                                         ----------    ---------

                                         $  160,262    $178,803
                                         ==========    =========


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                            Nine Months Ended
                                          -----------------------
                                          March 31,     March 31,
                                            1996          1995
                                          --------      ---------

Net cash flows from operating activities  $  5,464      $  (5,645)
                                          --------      ---------

Cash flows from investing activities:
 Additions to property and equipment,
  net, excluding the effect of
  businesses acquired                       (3,349)        (7,796)
 Proceeds from sale of assets                1,020              -
 Purchase of businesses, net of cash
  acquired                                  (2,475)        (3,784)
                                          --------      ---------
      Net cash used for investing
       activities                           (4,804)       (11,580)
                                          --------       ---------

Cash flows from financing activities:
 Sales of treasury stock to employee
  benefit programs                           4,092         4,508
 ESOP forfeitures                             (807)            -
 Principal payments on ESOP loan                 -        (4,000)
 Borrowings under credit facility, net      (3,360)       17,100
                                          --------      --------
      Net cash provided by (used for)
       financing activities                    (75)       17,608
                                          --------      --------

Increase (decrease) in cash, including
 short-term investments                        585           383
Balance, beginning of period                 1,807         1,506
                                         --------      ---------
Balance, end of period                   $   2,392     $   1,889
                                         =========     =========


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                         Additional
                                Common    paid-in    Retained   Treasury
                                stock     capital    earnings    stock       Total
                               -------   ---------   --------   ---------   -------

Balance, June 30, 1995         $18,528    $17,447    $80,084    $(25,398)   $90,661
Sale of 521,411 shares of
   treasury stock to
   employee benefit programs         -      2,148          -       1,944      4,092
ESOP forfeitures of 114,473
   shares (loss)                     -       (380)         -        (427)      (807)
Net income (loss) for nine
   months ended March 31, 1996       -          -    (12,006)          -    (12,006)
                               -------    -------    -------    --------    -------
Balance, March 31, 1996        $18,528    $19,215    $68,078    $(23,881)   $81,940
                                          =======    =======    ========    =======

                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and certain other operating and restructuring charges as more fully described in Notes 4 and 5, below) necessary for a fair statement of the Company's financial position as of March 31, 1996 and June 30, 1995, and the results of operations and cash flows for the nine-month periods ended March 31, 1996 and March 31, 1995. The results of operations for the three and nine-month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at March 31, 1996 consisted of the following (in thousands):

          Merchandise held for sale          $41,213
          Raw materials and work-in-process   19,641
                                             -------
                                             $60,854
                                             =======

NOTE 3 - EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three and nine-month periods ended March 31, 1996 and 1995, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                     Three Months Ended   Nine Months Ended
                                          March 31,           March 31,
                                     ------------------   -----------------
                                        1996      1995      1996     1995
                                     ---------  -------   --------  -------

   Weighted average shares              12,109   11,499     11,937   11,358
   Common stock equivalents                  -        1          -        8
                                     ---------  -------   --------  -------
   Total weighted average common and
    common equivalent shares            12,109   11,500     11,937   11,366
                                     =========  =======   ========  =======


NOTE 4 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

Description
In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program include: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Discount Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI ("Tandy Wholesale International") of Nocona Belt Company and Rivertown Button Company, which has been relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and
(vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

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

During the quarter ended March 31, 1996 the Company sold Prestige Leather Creations, closed David James Manufacturing and sold a certain other individually insignificant operation. The remaining actions contemplated by this program are expected to be substantially completed by the end of the fiscal year. The Company has entered into letters of intent related to the sale of certain of the remaining businesses targeted for sale or closure; however, all such transactions are subject to completion.

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                     Three Months Ended March 31,
                              -------------------------------------------
                                    1996                     1995
                              ------------------     --------------------
                                       Operating                Operating
                               Sales     Income       Sales       Income
                              --------  --------     ---------  ---------

Specialty manufacturing       $ 2,477    $ (589)     $ 5,990      $ (767)
Specialty retail                4,458        38        4,300          53
                              -------    ------      -------      ------
  Total                       $ 6,935    $ (551)     $10,290      $ (714)
                              =======    ======      =======      ======


                                     Nine Months Ended March 31,
                              -------------------------------------------
                                    1996                     1995
                              -------------------   ---------------------
                                        Operating               Operating
                               Sales      Income      Sales       Income
                              --------  ---------    ---------  ---------

Specialty manufacturing       $12,379    $(1,881)     $20,300    $(1,575)
Specialty retail               14,009        224       15,149        700
                              -------    -------     --------    -------
  Total                       $26,388    $(1,657)     $35,449    $  (875)
                              =======    =======     ========    =======

Restructuring charges
As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. The restructuring charges included approximately $18.0 million for asset writedowns and anticipated exit costs associated with businesses expected to be sold or closed and $0.8 million for asset writedowns and anticipated exit costs associated with the closure of eleven retail stores. Approximately $16.1 million of the restructuring charges related to non-cash writedowns of assets to their estimated realizable values, including $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.3 million related to the writedown of various other assets. The remaining $2.7 million of the restructuring charge represented anticipated cash outlays. Approximately $2.0 million relates to lease obligations and the remainder related to other contractual obligations and exit costs. No severance costs were included in the restructuring charges.

As a result of the sale of Prestige Leather Creations, the Company recognized a credit of $501,000 in the quarter ended March 31, 1996 reflecting the reversal of a portion of the previously established restructuring reserve to write down assets to estimated realizable value.

The following table sets forth the restructuring charges by segment (in thousands):

                                 Specialty    Specialty
                               Manufacturing    Retail     Corporate     Total
                               -------------  ----------   ----------   -------

      Balance at June 30, 1995  $     -        $   -          $  -       $     -
      Asset writedowns           15,297          318             -        15,615
      Lease and other exit
       costs                      2,145          517            40         2,702
                                -------        -----          ----       -------
      Balance at March 31, 1996 $17,442        $ 835          $ 40       $18,317
                                =======        =====          ====       =======

The following table sets forth the accrual activity in the restructuring reserve, included in current accrued liabilities in the March 31, 1996 balance sheet (in thousands):

                                 Specialty    Specialty
                               Manufacturing    Retail     Corporate     Total
                               -------------  ----------   ----------   -------

      Balance at June 30, 1995  $     -        $   -          $  -       $     -
      Restructuring charges      17,943          835            40        18,818
      Cash payments                (232)          (2)          (40)         (274)
      Non-cash asset
       writedowns*              (15,297)        (318)            -       (15,615)
      Non-cash adjustment to
       restructuring charges       (501)           -             -          (501)
                                -------        -----          ----       -------
      Balance at March 31, 1996 $ 1,913        $ 515          $  -       $ 2,428
                                =======        =====          ====       =======

      * (Reflected as reductions of respective asset balances at March 31, 1996.)

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

NOTE 5 - CONTINGENT PAYMENT SETTLEMENT

In connection with the November 1993 acquisition of Impulse Designs, the asset purchase agreement provided for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended March 31, 1995. Impulse Designs met certain of these thresholds and, in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as goodwill in the March 31, 1996 balance sheet. The Company also incurred approximately $457,000 of expenses related to such settlement which were reflected in the results of operations during the quarter ended December 31, 1995.

NOTE 6 - REVOLVING CREDIT FACILITY

The Company has a $60 million revolving credit facility with a group of banks. During July 1995, the Company established an additional $10 million revolving credit facility that terminated on March 31, 1996. As part of the Company's planned restructuring and consolidation program discussed earlier, the bank group has agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by October 31, 1996. The Company currently estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable it to reduce its borrowings under the revolving credit facility by October 31, 1996 to levels that will enable the Company to operate within the $50,000,000 commitment amount. The above statement is a forward looking projection that may not necessarily be predictive of future events. Actual results could differ materially from this projection. Factors which may cause actual results to materially differ from such projection include, but are not limited to, the performance of each operating unit, relationships with certain key customers, commodity price fluctuations, interest rate fluctuations, recessionary factors, seasonality and other factors.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 175 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 75 stores located in eight states; Sav-On Discount Office Supplies, which sells office supplies and related products through a chain of 37 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 39 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of two divisions:
Frames and Framed Art and TWI.


The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and nine-month periods ended March 31, 1996 and 1995 (in thousands):

                                            Three Months Ended March 31,
                                  -----------------------------------------------
                                           1996                     1995             % Increase (Decrease)
                                  ----------------------   ----------------------    ----------------------
                                              Operating                 Operating                 Operating
                                    Sales       Income       Sales        Income       Sales        Income
                                  ---------   ----------   ---------   ----------    ---------    ---------
Specialty Retail:
- ----------------
Tandy Leather                     $ 10,486     $    205     $ 11,442     $  805        (8.4)%      (74.5)%
Sav-On Discount Office Supply        8,024          385        5,552       (453)       44.5        185.0
Joshua's Christian Stores            6,304         (430)       6,000       (389)        5.1        (10.5)
Cargo Furniture & Accents            4,458           38        4,300         53         3.7        (28.3)
                                  --------     --------     --------     ------       -----      -------
 Specialty Retail                   29,272          198       27,294         16         7.2      1,137.5
                                  --------     --------     --------     ------       -----      -------

Specialty Manufacturing:
- -----------------------
Frames and Framed Art               13,597          959       13,357        687         1.8%        39.6%
TWI                                  8,210         (119)       8,250        587        (0.5)      (120.3)
Units divested or to be divested     2,477         (589)       5,990       (767)      (58.6)        23.2
Restructuring charge                                501                                            100.0
                                  --------     --------     --------     ------       -----      -------
 Specialty Manufacturing            24,284          752       27,597        507       (12.0)        48.3
                                  --------     --------     --------     ------       -----      -------

 Total operations, excluding
  corporate                       $ 53,556     $    950     $ 54,891     $  523        (2.4)%       81.6%
                                  ========     ========     ========     ======       =====      =======


                                             Nine Months Ended March 31,
                                  -----------------------------------------------
                                           1996                     1995             % Increase (Decrease)
                                  ----------------------   ----------------------    ----------------------
                                              Operating                 Operating                 Operating
                                    Sales       Income       Sales        Income       Sales        Income
                                  ---------   ----------   ---------   ----------    ---------    ---------

Specialty Retail:
- ----------------
Tandy Leather                     $ 33,065     $  1,277     $ 36,755     $ 3,335       (10.0)%     (61.7)%
Sav-On Discount Office Supply       22,661          470       15,380      (1,164)       47.3       140.4
Joshua's Christian Stores           23,674       (1,346)      22,341         494         6.0      (372.5)
Cargo Furniture & Accents           14,009          224       15,149         700        (7.5)      (68.0)
Restructuring charge                               (835)                                          (100.0)
                                  --------      -------     --------     -------       -----      ------
 Specialty Retail                   93,409         (210)      89,625       3,365         4.2      (106.2)
                                  --------      -------     --------     -------       -----      ------

Specialty Manufacturing:
- -----------------------
Frames and Framed Art               58,859        6,949       62,538      10,251        (5.9)%     (32.2)%
TWI                                 25,605        1,415       23,559       2,377         8.7       (40.5)
Units divested or to be divested    12,379       (1,881)      20,300      (1,575)      (39.0)      (19.4)
Restructuring charge                            (17,442)                                           100.0
                                  --------      -------     --------     -------       -----      ------
 Specialty Manufacturing            96,843      (10,959)     106,397      11,053        (9.0)     (199.1)
                                  --------      -------     --------     -------       -----      ------

 Total operations, excluding
  corporate                       $190,252     $(11,169)    $196,022    $14,418         (2.9)     (177.5)
                                  ========     ========     ========    =======        =====      ======

RESULTS OF OPERATIONS

Net sales
Consolidated net sales for the three and nine-month periods ended March 31, 1996 decreased 2.4% and 2.9%, respectively, compared to the same periods last year. Discussions relative to each of the Company's industry segments are set forth below.

Specialty retail
Net sales for the specialty retail segment increased 7.2% and 4.2% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The specialty retail segment contributed 54.7% and 49.1% of consolidated net sales for the three and nine-month periods ended March 31, 1996, respectively, compared to 49.7% and 45.7%, respectively, for the same periods last year.

Tandy Leather Company's net retail sales and same-store sales decreased 8.4% and 10.0% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The decrease in sales reflects a reduction in the average number of transactions per store compared to the previous year resulting primarily from the continued decline in popularity of Southwest fashion merchandise.

Sav-On Discount Office Supplies ("Sav-On") achieved total net sales increases of 44.5% and 47.3% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The increase in total net sales and same-store sales increases of 28.9% for the quarter and 20.3% for the nine-months ended March 31, 1996 over the comparable periods last year were primarily a result of increasing the customer base as newer stores continue to mature.

Joshua's Christian Stores ("Joshua's") net sales increased 5.1% and 6.0% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. Joshua's had 75 stores open at March 31, 1996 compared to 70 stores open at March 31, 1995. Same-store sales decreased 3.7% and were flat for the three and nine-month periods ended March 31, 1996, respectively, reflecting a generally weak retail environment.

Total net sales for Cargo Furniture & Accents ("Cargo") increased 3.7% and decreased 7.5% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The increase in sales for the quarter is due primarily to increased sales in the contract divisions while the decrease in sales for the nine-month period is primarily attributable to an average of six fewer stores being open compared to the same period last year.

Specialty manufacturing
Net sales for the specialty manufacturing segment decreased 12.0% and 9.0% for the three and nine-month periods ended March 31, 1996, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 45.3% and 50.9% of consolidated net sales for the three and nine-month periods ended March 31, 1996, respectively, compared to 50.3% and 54.3%, respectively, for the same periods last year.

Net sales for the Frames and Framed Art division increased 1.8% and decreased 5.9% for the three and nine-month periods ended March 31, 1996, compared to the same periods last year. The increase in net sales for the three-month period is attributable to increased business with current customers and the addition of new customers. The decrease in net sales for the nine-month period is primarily attributable to the cancellation of certain large framed art orders for delivery in December by a key customer.

Net sales for the Tandy Wholesale International ("TWI") division, decreased 0.5% and increased 8.7% for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The decrease in net sales for the quarter reflects decreased sales by Tandy Leather Manufacturing which was partially offset by strong sale gains in the licensed products group. The increase in the licensed product group sales is primarily a result of the addition of new customers, penetration into new markets, and the introduction of new product lines. The increase in net sales for the nine-month period is attributable to strong sales gains in the licensed products group.

Operating income
The Company generated operating income of $950,000 before corporate expenses and experienced operating losses before corporate expenses of $11,169,000 for the three and nine-month periods ended March 31, 1996, respectively. This represents an increase of $427,000, or 82%, and a decrease of $25,587,000, or 177.5%, for the three and nine-month periods, respectively, compared to the same periods last year. The operating loss for the nine-month period is primarily due to restructuring and other charges to operations reorganized during the quarter ended December 31, 1995. A discussion of the restructuring charges and operating income for each segment follows:

Operating income-Specialty retail
The specialty retail segment generated operating income of $198,000 and experienced operating losses of $210,000 for the three and nine-month periods ended March 31, 1996, respectively, compared to operating income of $16,000 and $3,365,000 for the corresponding periods last year. The specialty retail segment contributed 20.8% of the consolidated operating income before corporate expenses and 1.9% of the consolidated operating loss before corporate expenses for the three and nine-month periods ended March 31, 1996, respectively, compared to 3.0% and 23.3% of consolidated operating income before corporate expenses for the corresponding periods last year. The operating income for the specialty retail segment for the three-month period ended March 31, 1996 include no restructuring charges, while the operating loss for the nine-month period ended March 31, 1996 include restructuring charges of $835,000 related to the closure of eleven retail stores, as discussed previously. The following discussions of operating income are before restructuring charges.

Operating income for Tandy Leather decreased $600,000, or 74.5%, and $2,058,000, or 61.7%, for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. Gross profit decreased $1,010,000 and $2,319,000 for the three and nine-months ended March 31, 1996 primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses decreased $425,000 and $257,000 for the three and nine-months ended March 31, 1996 due to certain cost cutting measures that were implemented during the quarter ended March 31, 1996.

Sav-On had operating income of $385,000 and $470,000 for the three and nine-month periods ended March 31, 1996, respectively, compared to operating losses of $453,000 and $1,164,000 for the corresponding periods last year. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit, as a percent of sales, for the three and nine-months ended March 31, 1996 increased compared to the same respective periods last year primarily as a result of more effective inventory management. Administrative expenses have decreased as a percent of sales reflecting a larger increase in sales relative to administrative and support expenses.

Joshua's Christian Stores experienced operating losses of $430,000 and $1,346,000 for the three and nine-month periods ended March 31, 1996, respectively, compared to operating losses of $389,000 and operating income of $494,000 for the comparable periods last year. The decrease in operating income was primarily attributable to increased selling, general and administrative expenses during the three and nine-month periods and from decreased gross margins during the nine-month period which were primarily attributable to a $900,000 inventory write-down in December 1995.

Operating income for Cargo Furniture & Accents decreased $15,000, or 28.3%, and $476,000, or 68.0%, for the three and nine-month periods ended March 31, 1996, respectively, compared to the same periods last year. The decrease in operating income is attributable to a decrease in gross margin and the timing of shipped orders. The decrease in gross margin is primarily the result of sales promotions held during the quarter ended September 30, 1995.

Operating income-Specialty manufacturing
The specialty manufacturing segment generated operating income of $752,000 and experienced operating losses of $10,959,000 for the three and nine-month periods ended March 31, 1996, respectively, compared to operating income of $507,000 and $11,053,000, respectively for the same periods last year. The specialty manufacturing segment contributed 79.2% of the consolidated operating income before corporate expenses for the three-month period ended March 31, 1996 and 98.1% of the consolidated operating loss before corporate expenses for the nine-month period ended March 31, 1996, compared to 97.0% and 76.7% of consolidated operating income before corporate expenses for the same respective periods last year. The operating results for the specialty manufacturing segment for the three-month period include a $501,000 income adjustment to the restructuring charge resulting from the sale of Prestige Leather Creations while the nine-month period includes restructuring charges of $17,442,000, as discussed previously. The following discussions of operating income by division are before restructuring charges.

Operating income for the Frames and Framed Art division increased $272,000, or 39.6%, and decreased $3,302,000 or, 32.2% for the three and nine-month periods ended March 31, 1996, compared to the corresponding periods last year. The increase in operating income for the three-month period is attributable to increased business with current customers and the addition of new customers.
The decrease in operating income for the nine-month period is primarily attributable to the cancellation of certain large framed art orders for delivery in December by a key customer.

The TWI division's operating income decreased $706,000, or 120.3%, and $962,000, or 40.5%, for the three and nine-month periods ended March 31, 1996, respectively, compared to the corresponding periods last year. The decrease in operating income for the three and nine-month periods reflects the decrease in sales by Tandy Leather Manufacturing. The nine-month period also reflects $170,000 of expenses associated with the relocation of Rivertown Button from Houston, Minnesota to Fort Worth, Texas. These factors were partially offset by increased sales and profitability in the licensed products group.

Strategic restructuring and consolidation program
In the quarter ended March 31, 1996, the Company adopted a strategic restructuring and consolidation program. The primary components of this program include: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Discount Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI ("Tandy Wholesale International") of Nocona Belt Company and Rivertown Button Company, which is being relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and
(vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

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

During the quarter ended March 31, 1996, the Company sold Prestige Leather Creations, closed David James Manufacturing and sold a certain other individually insignificant operation. The remaining actions contemplated by this program are expected to be substantially completed by the end of the fiscal year. The Company has entered into letters of intent related to the sale of certain of the businesses targeted for sale or closure; however, all such transactions are subject to completion.

As a result of the sale of Prestige Leather Creations, the Company recognized a credit of $501,000 reflecting the reversal of a portion of the previously established restructuring reserve to write down assets to estimated realizable value.

Revenues and operating losses from (before restructuring charges) separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                    Three Months Ended March 31,
                            --------------------------------------------
                                    1996                     1995
                            --------------------    --------------------
                                      Operating                Operating
                             Sales      Income       Sales       Income
                            --------    --------    ---------   --------

Specialty manufacturing     $ 2,477       $(589)     $ 5,990     $ (767)
Specialty retail              4,458          38        4,300         53
                            -------     -------      -------     ------
  Total                     $ 6,935       $(551)     $10,290     $ (714)
                            =======     =======      =======     ======


                                    Nine Months Ended March 31,
                             -------------------------------------------
                                    1996                     1995
                             -------------------   ---------------------
                                       Operating                Operating
                             Sales       Income      Sales        Income
                            --------    ---------   --------    --------

Specialty manufacturing     $12,379     $(1,881)     $20,300     $(1,575)
Specialty retail             14,009         224       15,149         700
                            -------    ---------     -------    --------
  Total                     $26,388     $(1,657)     $35,449     $  (875)
                            =======     =======      =======     =======

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

                                  Specialty    Specialty
                                Manufacturing   Retail     Corporate    Total
                                ------------  ----------   ---------   -------

      Balance at June 30, 1995   $      -     $    -        $   -      $     -
      Asset writedowns             15,297        318            -       15,615
      Lease and other exit
       costs                        2,145        517           40        2,702
                                 --------     ------        -----      -------
      Balance at March 31, 1996  $ 17,442     $  835       $   40      $18,317
                                 ========     ======       ======      =======


The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the March 31, 1996 balance sheet (in thousands):

                                 Specialty    Specialty
                               Manufacturing   Retail    Corporate     Total
                               ------------   ---------  ----------   -------

      Balance at June 30, 1995  $      -      $    -       $    -      $     -
      Restructuring charges       17,943         835           40       18,818
      Cash payments                 (232)         (2)         (40)        (274)
      Non-cash asset
       writedowns*               (15,297)       (318)           -      (15,615)
     Non-cash adjustment to
       restructuring charges        (501)          -            -         (501)
                                --------     -------       ------      -------
      Balance at March 31, 1996 $  1,913     $   515       $    -      $ 2,428
                                ========     =======       ======      =======

     * (Reflected as reductions of respective asset balances at March 31, 1996.)

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

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 34.0% and 32.8%, as a percent of sales, for the three and nine-month periods ended March 31, 1996, respectively, compared to 38.1% and 32.5% for the corresponding periods last year. In total dollars, SG&A expenses decreased $2,716,000, or 13.0%, and $1,428,000, or 2.2%, for the three and nine-month periods ended March 31, 1996, respectively, compared to the corresponding periods last year. The decrease in SG&A dollars for the quarter compared to last year was due primarily to the favorable settlement of litigation which resulted in the Company receiving approximately $1.5 million and the initial impact of a charge in the handling of ESOP forfeitures of approximately $800,000. During the quarter, the ESOP was amended to allow forfeited shares to be used to reduce Company contributions to the ESOP. Previously, such forfeited shares were reallocated to the remaining plan participants. For the nine-month period, these reductions were partially offset by the impact of new store openings and increased expenses related to the sales growth in the licensed products group.

Interest expense, net
Interest expense decreased $5,000, or 0.5%, for the three-month period ended March 31, 1996, and increased $421,000, or 15.2%, for the nine-month period ended March 31, 1996 compared to the corresponding periods of the prior year. The decrease in interest expense during the three-month period was due to lower interest rates compared to the same period last year, while the increase for the nine-month period was due to an increase in average borrowings during the current year period and to a higher average interest rate.

Depreciation and amortization
Consolidated depreciation and amortization increased $17,000, or 1.2%, and $701,000, or 17.4%, for the three and nine-month periods ended March 31, 1996, respectively, compared to the corresponding periods last year. The increase is due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions.

Provision for income taxes
The Company's tax benefit for the nine-months ended March 31, 1996 was $5,873,000 compared to $2,805,000 of tax expense for the same period last year. The tax benefit for the nine-months ended March 31, 1996 reflects current year losses which can be carried back to recover taxes paid in prior periods. The effective income tax rate in each nine-month period was 33% and 35.5%, respectively. The effective income tax rate decreased 2.5% as a result of the acceleration of permanent tax differences attributable to certain sales or closures included in the restructuring charges discussed previously.

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

During the nine-months ended March 31, 1996, cash increased $585,000. Cash provided by operating activities of $5,464,000 primarily resulted from a decrease in receivables. Cash used for investing activities of $4,804,000 resulted from capital expenditures for property and equipment and the payment of additional consideration for the acquisition of Impulse Designs, Inc. as discussed below. Cash of approximately $75,000 was used by financing activities.

The Company has a $60 million revolving credit facility with a group of banks. During July 1996, the Company established an additional $10 million revolving credit facility that terminates on March 31, 1996. As part of the Company's planned restructuring and consolidation program discussed earlier, the bank group has agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by October 31, 1996. The Company currently estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable it to reduce its borrowings under the revolving credit facility by October 31, 1996 to levels that will enable the Company to operate within the $50,000,000 commitment amount. The above statement is a forward looking projection that may not necessarily be predictive of future events. Actual results could differ materially from this projection. Factors which may cause actual results to materially differ from such projection include, but are not limited to, the performance of each operating unit, relationships with certain key customers, commodity price fluctuations, interest rate fluctuations, recessionary factors, seasonality and other factors.

In the quarter ended March 31, 1996, the Company sold certain assets and liabilities of Prestige Leather for consideration of approximately $1.5 million. Such consideration consisted of approximately $900,000 in cash and $607,000 in notes receivable. The notes receivable bear interest at 8.5% to 9.5% and have payment terms which mature at various dates through March 26, 2000.

In connection with the November 1993 acquisition of Impulse Designs, the asset purchase agreement provided for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended March 31, 1995. Impulse Designs met certain of these thresholds and, in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as goodwill in the March 31, 1996 balance sheet. The Company also incurred approximately $457,000 of expenses related to such settlement which were reflected in the results of operations for the quarter ended December 31, 1995.

Cash of approximately $3,349,000 was used for capital expenditures during the nine-months ended March 31, 1996. Planned capital expenditures for the remainder of fiscal 1996 approximate $500,000 and are primarily targeted for investments in the Frames and Framed Art division. No additional new store openings are anticipated for the remainder of the fiscal year. Management believes that the Company's current cash position, its cash flows from operations and expected proceeds from the sale of assets contemplated by the strategic restructuring program will be sufficient to fund its planned operations, capital expenditures and required debt reduction for the remainder of fiscal 1996.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
- ------    --------------------------------

          (a)  Exhibits:

          Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated January 24, 1996, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1995.

               The Company filed a Current Report on Form 8-K, dated February 6, 1996, which included pro forma financial information based on the historical financial statements of Tandycrafts, Inc. adjusted to give effect to the disposition of assets pursuant to a strategic restructuring plan.

               The Company filed a Current Report on From 8-K, dated March 29, 1996, which included the contents of a press release announcing the sale of Prestige Leather Company.




                                TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  May 15, 1996                By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     Acting Chief Executive Officer,
                                     and Chief Financial Officer
                                     (Principal Financial Officer)



Date:  May 15, 1996                By:/s/James D. Allen
                                     -----------------------
                                     James D. Allen
                                     Vice President
                                     (Chief Accounting Officer)