Form 10-K
period 1996-06-30
TANDYCRAFTS INC
filed 1996-09-30
CIK 96294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     For the fiscal year ended June 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from ________ to ________

                           Commission File No. 1-7258

                                TANDYCRAFTS, INC.
             (Exact name of Registrant as specified in its charter)

   DELAWARE                                                 75-1475224
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)

1400 EVERMAN PARKWAY
FORT WORTH, TEXAS                                             76140
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (817) 551-9600

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
   Title of each class                          on which registered
- ---------------------------                    -----------------------
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

     As of September 16, 1996, there were 12,331,604 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $69.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                   Incorporated Document
     ---------------------                   ----------------------
       Part III                      Proxy Statement for 1996 Annual Meeting


                                TANDYCRAFTS, INC.
                                    Form 10-K

                                     PART I
                                     ------

Item 1.   Business
- ------    --------

     Tandycrafts, Inc. (the "Company"), a Delaware corporation, was incorporated in June 1975 to operate the handicrafts segment previously operated by Tandy Corporation. The Company consists of two primary industry segments: specialty retail and specialty manufacturing. Industry Segment and Geographic Area Information with respect to the Company's business is found in Note 11 of Notes to Consolidated Financial Statements which is set forth in Item 8 herein.

Specialty Retail
- ----------------

     The specialty retail segment consists of four retail concepts, each specializing in the sale to the public of distinctive lines of products. Included in this segment are Tandy Leather Company, Joshua's Christian Stores, Sav-On Office Supplies and Cargo Furniture and Accents. The specialty retail segment has accounted for 48.2%, 45.9% and 50.1% of the total consolidated net sales of the Company for fiscal years 1996, 1995 and 1994, respectively. Substantially all of the Company's specialty retail products are marketed through 322 Company-owned and operated specialty retail stores located in 45 states of the United States as follows:

                              Stores at                            Stores at
                             July 1, 1995    Opened    Closed    June 30, 1996
                             ------------    ------    ------    -------------
Tandy Leather Company            175            -         2           173
Cargo Furniture and Accents       40            -         1            39
Joshua's Christian Stores         72            3         1            74
Sav-On Discount Office
  Supplies                        38            -         2            36
                                 ---          ---       ---           ----
                                 325            3         6           322
                                 ===          ===       ===           ===

     Tandy Leather Company retails leathercraft materials, kits and equipment used to produce functional and ornamental items and finished leathergoods. The principal merchandise lines consist of various leathers, belts and buckles, billfold kits and accessories, footwear and ladies' handbag kits, leatherworking tools and decorative items made of leather. Approximately 3,200 items are sold through 173 company-owned and operated specialty retail stores in the United States, with the strongest concentration in the southwest and on the east and west coasts. A portion of Tandy Leather Company's sales is to the institutional market. This market is composed of industrial arts and crafts programs in schools, hospitals, prisons and recreational organizations. Semi-professionals and hobbyists make up an additional portion of Tandy Leather Company's market. Tandy Leather Company has been successful in developing a loyal repeat customer base. An important element in this achievement has been the effective use of customer purchasing information in focusing Tandy Leather Company's advertising and direct mail efforts. Tandy Leather Company also sponsors in-store classes, workshops and offers demonstrations in leathercrafting techniques such as carving, stamping, dyeing and jewelry making, which helps to cultivate new and repeat customers. Store managers and employees also go out into the community to give on-site demonstrations before school groups and other organizations. In fiscal 1996, Tandy Leather Company's retail operations contributed approximately 17% of the consolidated net sales of the Company.

     Cargo Furniture and Accents ("Cargo") sells a proprietary line of solid wood furniture, bedding and complimentary accessories to residential, institutional and commercial customers from 39 company-owned and operated specialty retail stores primarily located in regional shopping malls in 12 states across the country. Cargo stores are located primarily in the Northeast, Mid-Atlantic, Southeast and South-Central United States. The company obtains the furniture it sells primarily from one source, but merchandise could be obtained from other sources, if necessary. In fiscal 1996, Cargo contributed approximately 7% of the consolidated net sales of the Company.

     Joshua's Christian Stores is one of the largest national specialty retail chains of inspirational books, music and gift items. Joshua's Christian Stores operates a chain of 74 stores, located in 12 southern tier states. The stores average approximately 3,000 square feet in size. Store locations are predominantly in strip centers close to major shopping malls, which allows for lower rent and occupancy costs, while at the same time benefiting from their proximity to major shopping malls. Joshua's Christian Stores carries an extensive selection of quality books, Bibles, music, gifts and cards which are purchased from various suppliers. In fiscal 1996, Joshua's Christian stores contributed approximately 12% of the consolidated net sales of the Company.

     Sav-On Office Supplies ("Sav-On") sells discount office supplies from 36 company-owned and operated specialty retail stores which average approximately 5,000 square feet. Sav-On's stores are located in eleven states. Sav-On stores carry approximately 6,200 products, consisting primarily of office and school supplies. The products sold are purchased from a variety of suppliers. The primary customers for Sav-On are small business owners, students and homeowners. In fiscal 1996, Sav-On contributed approximately 12% of the consolidated net sales of the Company.

Specialty Manufacturing
- -----------------------

     The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and the Tandy Wholesale International ("TWI") division. The specialty manufacturing segment has accounted for 51.8%, 54.1% and 49.9% of total consolidated net sales of the Company for fiscal years 1996, 1995 and 1994, respectively.

     During fiscal 1996, the specialty manufacturing segment had net sales of approximately $30.0 million to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total consolidated net sales.

     The Picture Frames and Framed Art division, consisting of the Magee Company, Impulse Designs and Hermitage Fine Arts manufactures and distributes a broad range of picture frames, framed art, mirrors and bulletin boards. From facilities in Pocahontas and Piggott, Arkansas, Magee produces over 29 million frames annually. Magee is widely recognized for manufacturing low-cost frames out of oak, pine and poplar. During fiscal 1995, Magee expanded its production capacity for metal frames and developed a new line of extruded plastic frames. Impulse Designs, located in Van Nuys, California, was a strategic acquisition made by the Company in November 1993. Impulse is a manufacturer of framed art for the mass market. Impulse has achieved a national following by introducing the works of well-known artists at popular price points. Magee and Impulse's products are sold in the United States and Canada by national account sales representatives, selling primarily to mass-merchandise retail chains, drug and food retail chains, department stores, general houseware merchants and specialty frame outlets. Also located in Van Nuys, California, Hermitage Fine Arts produces upscale framed art which is sold primarily through home furnishings specialty retailers. While Magee's revenues are spread evenly throughout the year, Impulse's revenues have been historically seasonal with almost one-third of their sales generated during the Christmas season. The Picture Frames and Framed Art division contributed 32% of the Company's total consolidated net sales in fiscal 1996.

     The TWI division includes Tandy Leather Manufacturing and the Licensed Products Group. Tandy Leather Manufacturing produces many of the kits, tools and supplies which are sold through those stores nationwide and wholesales similar products to other leading craft stores throughout the United States and Canada. As a significant purchaser of leather, Tandy Leather is able to command favorable pricing and terms from its suppliers which enhance this division's overall profitability. In conjunction with the restructuring and consolidation program adopted in December 1995, Nocona Belt Company was consolidated with Tandy Leather Manufacturing. Nocona Belt Company, located in Nocona, Texas, manufactures a wide selection of western-style belts and leather accessories such as wallets, money clips, hatbands, jewelry and leather care goods. Nocona Belt Company markets its products nationally and internationally through independent representatives who are responsible for maintaining Nocona Belt Company's existing account base, as well as generating new business. Nocona Belt Company attends national trade shows several times annually, publishes catalogs, brochures and stickers, and distributes direct mail packages on a monthly basis.

     The Licensed Products Group is comprised of TAG Express, College Flags, Birdlegs, J-Mar Associates and Rivertown Button Company. TAG Express distributes products featuring leading professional and collegiate sports logos, including auto tags, bumper stickers, key tags, decals, light switch covers, door knob hangers, luggage tags, automobile flags, wind socks and pennants. TAG Express has licenses with the NFL, NBA, NHL, Major League Baseball, U.S. Soccer League, the 1996 Olympics and all major colleges. TAG Express sells its products through a network of independent sales representatives, distributors and in-house telemarketing personnel. The automobile flags, wind socks and pennants sold by TAG are manufactured by College Flags in Lancaster, South Carolina. Birdlegs is a producer of screen-printed souvenir activewear including T-shirts, sweatshirts, cover-ups and tank tops. Recognizing that creative design is critical to the success of most screen printing companies, Birdlegs maintains a strong creative staff to generate hundreds of new designs required each year. Birdlegs markets its products through an in-house sales force, as well as independent representatives. J-Mar Associates is a producer and wholesale distributor of inspirational gift items, both domestically and internationally. J-Mar's customer base is primarily comprised of Christian retail gift and book stores. Through it telemarketing sales force, J-Mar distributes its product line to over 5,700 Christian book stores. Rivertown Button Company is a contract manufacturer of promotional buttons. Buttons are manufactured for a wide range of customers including corporate promotions and advertising campaigns, political and public service groups. The company also sells, ribbons, poster and stickers. The TWI division contributed approximately 15% of the Company's consolidated net sales for fiscal 1996.

Strategic Restructuring and Consolidation Program
- -------------------------------------------------

     In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI of Nocona Belt Company.

     As of June 30, 1996, the restructuring and consolidation program was substantially completed and management expects the action contemplated by the plan to be fully completed during fiscal 1997. Since December 31, 1995, the Company has sold Prestige Leather Creations and Brand Name Apparel and has closed David James Manufacturing and certain other individually insignificant operations. In addition, Nocona Belt Company has been successfully consolidated into TWI. On the retail side, the Company has closed two Sav-On stores, two Tandy Leather stores and one Joshua's store. The Company expects to complete the sale of Cargo during the first half of fiscal 1997.

Raw Materials
- -------------

     Raw materials used in the specialty manufacturing segment are available from numerous sources and the Company believes that the availability of such materials is adequate for its needs.

Intangible Assets
- -----------------

     The Company owns a number of trademarks and copyrights. Management considers these intangibles to be valuable assets and vigorously defends them when necessary.

Seasonality
- -----------

     The Company's operating results are subject to seasonal variation. Historically, the Company has realized a larger proportion of its sales and operating income in its second fiscal quarter (the Christmas season). Cash also increases in December due to the Christmas business achieved by the Company's specialty retail segment.



Competitive Conditions
- ----------------------

     Tandy Leather Company competes with hobby and crafts stores, including department and specialty stores, operated by individuals and various companies in all trade areas. The picture frames and framed art sold by the Magee Company, Impulse Designs and Hermitage Fine Arts are readily available from other suppliers who compete actively for sales. The Cargo Furniture and Accents line of furniture, Joshua's Christian Stores line of inspirational items and Sav-On Office Supplies line of office supplies, compete vigorously for sales with other nationally-known brand names that are marketed by department stores, chain stores and local specialty stores. The belts, accessories and apparel sold by the Nocona Belt Company and Birdlegs are readily available from other suppliers who compete actively for sales. The licensed novelty and promotional products sold by TAG Express and Rivertown Button are readily available from other suppliers who compete actively for sales.

Environmental Affairs
- ---------------------

     Compliance by the Company with federal, state and local environmental protection laws have not had, and are not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company.

Foreign Operations and Export Sales
- -----------------------------------

     A small amount of products produced by the Company is exported to independent distributors and other customers in foreign nations. The combined export operations contributed less than 10% of consolidated revenue and/or income and utilized less than 10% of the consolidated assets of Tandycrafts, Inc. for each of the last three fiscal years.

Employees
- ---------

     The Company has approximately 3,800 employees, including part-time and temporary employees. Tandycrafts, Inc. sponsors an employees' deferred salary and investment (401-K) plan, which is coupled with the Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP") in which eligible employees and officers may participate. The Company is not a party to any union contract and considers its relations with its employees to be very good.

Item 2.  Properties
- ------   ----------

     The Company owns buildings which it uses for offices, manufacturing and warehousing. The Company also leases a significant amount of retail store space. The total space owned and leased is as follows:

                                     Approximate Square Footage
                                   -------------------------------
                                    Owned      Leased      Total
                                   -------   ---------   ---------

  Warehouse and Office             349,235     239,118     588,353
  Retail                            12,750     764,428     777,178
  Factory                          571,000     195,572     766,572
                                   -------   ---------   ---------
     Totals                        932,985   1,199,118   2,132,103
                                   =======   =========   =========

     The warehouse, office and factory space is located approximately 30% in Fort Worth, Texas (specialty retail and specialty manufacturing), 44% at three locations in Arkansas (specialty manufacturing), 15% at one location in California (specialty manufacturing), 4% at three other locations in Texas (specialty manufacturing), with the remaining 7% located in Georgia and South Carolina (specialty manufacturing). The leased retail stores are generally small outlets and are located throughout 45 states of the United States.

     For additional lease information see Note 8 of Notes to Consolidated Financial Statements, which is set forth in Item 8 herein.

Item 3.  Legal Proceedings
- ------   -----------------

     The Company is not involved in any legal proceeding required to be disclosed pursuant to Item 103 of Regulation S-K, and no such proceeding was terminated during the fourth quarter of the 1996 fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

Executive Officers of the Registrant
- ------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company.

                      Position and Business Experience        Served as
Name and Age              During Past Five Years            Officer Since
- ------------          --------------------------------      -------------

Michael J. Walsh, 55  President and Chief Executive             1983
                      Officer since April 1996.
                      Executive Vice President and
                      Chief Financial Officer: August
                      1992 to April 1996.  Vice President:
                      1986 to August 1992.

James D. Allen, 36    Executive Vice President and              1993
                      Chief Financial Officer since
                      July 1996.  Vice President:
                      November 1993 to July 1996.
                      Director of Special Projects:
                      May 1993.  Prior to May 1993,
                      Mr. Allen was a Senior Manager
                      in the accounting firm of
                      Price Waterhouse LLP.

     None of the above officers are related by birth, adoption or marriage. All officers are elected annually by the Board of Directors to serve for the ensuing year.




                                     PART II
                                     -------


Item 5.Market for the Registrant's Common Equity and Related Stockholder Matters
- ------ -------------------------------------------------------------------------

Price Range of Common Stock
(Quoted by quarter for the two most recent fiscal years.)

                         High         Low                          High         Low
                         ----         ---                          ----         ---
      Sept. 1994       $   13.13   $   10.88     Sept. 1995      $    8.63   $    6.75
      Dec. 1994        $   13.00   $   10.75     Dec. 1995       $    9.38   $    6.63
      March 1995       $   11.50   $    8.25     March 1996      $    8.13   $    5.50
      June 1995        $    9.50   $    7.50     June 1996       $    8.88   $    5.88

        [S][C]

     The principal market for the Company's common stock is the New York Stock Exchange. As of September 16, 1996, there were approximately 8,720 shareholders of record of the Company's common stock.

     The Company's present policy is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any cash dividends on its common stock during fiscal 1996 and 1995. The Company's revolving credit agreement contains provisions specifying limitations on the amount of cash payments and distributions which may be paid by the Company, including cash dividends and purchases of treasury stock.

Item 6.  Selected Financial Data
- ------   -----------------------

Selected Financial Data (Unaudited)
(in thousands, except per share amounts)

                                      1996       1995       1994       1993       1992
                                    --------   --------   --------   --------   --------
Net sales                           $254,284   $256,523   $214,869   $163,255   $133,135
Restructuring Charge                $ 18,317   $      -   $      -   $      -   $  4,800
Operating income (loss)             $(11,811)  $ 11,860   $ 15,417   $ 12,749   $  1,575
Income (loss) before income taxes   $(15,883)  $  8,027   $ 13,980   $ 12,299   $  1,129
Net income (loss)                   $(10,709)  $  5,217   $  8,906   $  7,750   $    536
Net income (loss) per common share  $   (.89)  $    .46   $    .79   $    .69   $    .05
Weighted average shares outstanding   11,983     11,434     11,336     11,232     10,263
Net income (loss) as percent of
 net sales                             (4.2%)      2.0%       4.1%       4.7%        .4%
Net income (loss) as percent of
 beginning equity                     (11.8%)      6.6%      13.3%      15.6%       1.1%
Current assets                      $ 99,771   $101,980   $ 85,414   $ 62,365   $ 46,201
Current liabilities                 $ 33,751   $ 27,113   $ 28,211   $ 17,427   $ 15,163
Working capital                     $ 66,020   $ 74,867   $ 57,203   $ 44,938   $ 31,038
Current ratio                       3.0 to 1   3.8 to 1   3.0 to 1   3.6 to 1   3.1 to 1
Total assets                        $168,579   $178,803   $150,431   $ 89,865   $ 71,328
Net property and equipment          $ 26,783   $ 28,707   $ 24,953   $ 20,427   $ 20,859
Long-term liabilities               $ 51,230   $ 61,029   $ 43,138   $  5,340   $  6,668
Retained earnings                   $ 69,375   $ 80,084   $ 74,867   $ 65,961   $ 58,211
Total stockholders' equity          $ 83,598   $ 90,661   $ 79,082   $ 67,098   $ 49,497
Common shares outstanding             12,178     11,717     11,161     11,163     10,144
Stockholders' equity per
 common share                       $   6.86   $   7.75   $   7.09   $   6.01   $   4.88

         [S][C]
There have been no cash dividends declared or paid by the Company.



Item 7.   Management's Discussion and Analysis of Financial Condition and
- ------    ---------------------------------------------------------------
          Results of Operations
          ---------------------

     Tandycrafts, Inc. ("Tandycrafts" or the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 173 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 74 stores in twelve states; Sav-On Office Supplies, which sells office supplies and related products through a chain of 36 stores located in eleven states; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and accessories through a chain of 39 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and Tandy Wholesale International ("TWI") division.

     With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties that may cause actual results to differ from such projections. These risks and uncertainties include, but are not limited to, the performance of each operating unit, relationships with certain key customers, commodity price fluctuations, product demand, inventory fluctuations due to shifts in market demand and preferences, the regulatory and trade environment, interest rate fluctuations, recessionary factors, seasonality and other factors or risks indicated in filings with the Securities and Exchange Commission.


RESULTS OF OPERATIONS
     The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the years ended June 30, 1996 and 1995:

Fiscal Years Ended June 30, 1996 and 1995
(Dollars in Thousands)

                                  1996                   1995              Increase (Decrease)
                           -------------------     ------------------    ---------------------
                                     Operating              Operating
                                       Income                 Income                Operating
                            Sales      (loss)       Sales     (loss)      Sales       Income
                           -------   ---------     -------   --------    -------    ----------

Specialty retail:
- ----------------
Tandy Leather              $ 43,281  $   1,608     $ 47,757  $  3,970     (9.4%)       (59.5%)
Sav-On                       29,922      1,123       20,647    (1,735)    44.9%        164.7%
Joshua's                     30,845     (1,759)      29,615       525      4.2%       (435.0%)
Cargo                        18,609        173       19,776       761     (5.9%)       (77.3%)
Restructuring charge              -       (835)           -         -         -       (100.0%)
                           --------  ---------     --------  --------    -------    ---------
                            122,657        310      117,795     3,521      4.1%        (91.2%)
                           --------  ---------     --------  --------    -------    ---------

Specialty manufacturing;
- -----------------------
Picture frames and framed
 art                         80,094      8,997       80,797    11,652     (0.9%)       (22.8%)
TWI                          37,467      2,559       32,409     3,496     15.6%        (26.8%)
Divested units               14,066     (2,165)      25,522    (2,159)   (44.9%)        (0.3%)
Restructuring charge              -    (17,442)           -         -         -       (100.0%)
                           --------  ---------     --------  --------    ------     ---------
                            131,627     (8,051)     138,728    12,989     (5.1%)      (162.0%)
                           --------  ---------     --------  --------    ------     ---------
 Total operations,
    excluding corporate    $254,284  $  (7,741)    $256,523  $ 16,510     (0.9%)      (146.9%)
                           ========  =========     ========  ========    ======     =========

         [S][C]


Fiscal Years Ended June 30, 1995 and 1994
(Dollars in Thousands)

                                  1995                   1994              Increase (Decrease)
                           -------------------     ------------------    ---------------------
                                     Operating              Operating
                                       Income                 Income                Operating
                            Sales      (loss)       Sales     (loss)      Sales       Income
                           -------   ---------     --------  --------    -------    ----------

Specialty retail:
- ----------------
Tandy Leather             $ 47,757   $   3,970     $ 49,273  $  4,802     (3.1%)       (17.3%)
Sav-On                      20,647      (1,735)      14,635      (390)    41.1%       (344.9%)
Joshua's                    29,615         525       23,254     1,060     27.4%        (50.5%)
Cargo                       19,776         761       20,488       898     (3.5%)       (15.3%)
                          --------   ---------     --------  --------    ------     ---------
                           117,795       3,521      107,650     6,370      9.4%        (44.7%)
                          --------   ---------     --------  --------    ------     ---------

Specialty manufacturing:
- -----------------------
Picture frames and framed
 art                        80,797      11,652       58,646     7,552     37.8%         54.3%
TWI                         32,409       3,496       25,654     4,926     26.3%        (29.0%)
Divested units              25,522      (2,159)      22,919       784     11.4%       (375.4%)
                          --------   ---------     --------  --------    ------     ---------
                           138,728      12,989      107,219    13,262     29.4%         (2.1%)
                          --------   ---------     --------  --------    ------     ---------
 Total operations,
   excluding corporate    $256,523   $  16,510     $214,869  $ 19,632     19.4%        (15.9%)
                          ========   =========     ========  ========    ======     =========
         [S][C]

FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

     For fiscal 1996, consolidated net sales decreased $2,239,000, or 0.9%, compared to fiscal 1995. Total operating income before corporate expenses decreased $24,251,000 or 146.9% from fiscal 1995. The operating loss is primarily due to the restructuring and other charges to operations recognized during the quarter ended December 31, 1995. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
     Net sales for the specialty retail segment increased $4,862,000, or 4.1%, while operating income decreased by $3,211,000 or 91.2% compared to fiscal 1995. The decrease in operating income includes a restructuring charge of $835,000 for the closure of certain underperforming stores. The specialty retail segment contributed 48.2% of consolidated net sales in fiscal 1996 compared to 45.9% in the prior year.

Tandy Leather Company
     Tandy Leather Company's net retail sales decreased $4,476,000, or 9.4%, primarily attributable to same-store sales decreases of 9.3% from fiscal 1995. Tandy Leather continued to experience a decline in sales of certain merchandise categories, particularly Southwest fashion merchandise, as changes in consumer tastes and trends combined with greater competition in this product category from other craft stores negatively impacted sales.

     Operating income for Tandy Leather decreased $2,362,000, or 59.5%, when compared to the prior year. This decrease in operating income is primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with a corresponding higher gross profit. Gross profit as a percentage of sales for this unit decreased slightly, while selling, general and administrative expenses decreased in dollars but increased as a percentage of sales in fiscal 1996 compared to 1995 due to a greater decrease in sales relative to the decrease in support and administrative expenses.

Sav-On Office Supplies
     Sav-On achieved a $9,275,000, or 44.9%, increase in net sales over fiscal 1995 due to same-store sales increases of 12.8% and to the inclusion of a full year of sales in fiscal 1996 for 18 stores which were opened during 1995. The same-store sales increases are attributable to the continuing maturation of the nine stores opened in fiscal 1994. Two underperforming stores were closed during the fourth quarter of 1996, bringing the chain total to 36 stores at year end.

     Sav-On had operating income of $1,123,000 for fiscal 1996 compared to a loss of $1,735,000 in fiscal 1995. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profits as a percentage of sales increased slightly due to more effective merchandising and inventory management. Selling, general and administrative expenses as a percentage of sales decreased significantly due to larger increases in sales relative to expenses.

Joshua's Christian Stores
     Joshua's Christian Stores achieved a $1,230,000, or 4.2%, increase in net sales over fiscal 1995. The increase in total net sales is due to the increase in the number of stores and the maturation of stores less than 24 months old. Joshua's had 72 stores open at June 30, 1995 and 74 stores open at June 30, 1996. The increase in sales is offset by a decline in same-store sales of 4.6% which is attributable to increased competition and an unfavorable merchandise assortment at the stores. The merchandise assortment has been re-evaluated by Joshua's new management team and management expects the recent trend of same-store sales losses and declining gross margins to begin improving during fiscal 1997. Actual results, however, may differ from this forward-looking statement. Please see the discussion of risk factors which could impact this projection herein.

     Joshua's experienced an operating loss of $1,759,000 for fiscal 1996 compared to operating income of $525,000 for fiscal 1995. Gross profit as a percentage of sales decreased primarily due to inventory write-downs and as a result of the unfavorable merchandise assortment discussed above. Selling, general and administrative costs increased with the opening of three new stores in fiscal 1996, but decreased 1.8 points as a percentage of sales.

Cargo Furniture & Accents
     Net sales for Cargo decreased $1,167,000, or 5.9%, compared to fiscal 1995. This decrease is attributable to the closure of one store during fiscal 1996 and same-store sales decreases of 1.8% compared to the prior year. The decrease in same-store sales was partially offset by increased sales in the contract division of Cargo.

     Operating income for Cargo decreased $588,000 or 77.3% for fiscal 1996 compared to fiscal 1995. This decrease is attributable to the lower sales levels combined with a decrease in gross margin as sales promotions and contract sales, with lower margins, comprised a larger percentage of total sales during fiscal 1996.

     Cargo was targeted by Tandycrafts' Board of Directors to be divested as part of the restructuring program adopted in December 1995. As such, Tandycrafts is currently pursuing the sale of this unit.

SPECIALTY MANUFACTURING
     Net sales for the specialty manufacturing segment decreased $7,101,000, or 5.1%, while operating income decreased $21,040,000 or 162.0% as compared to fiscal 1995. The decrease in operating income includes a restructuring charge of $17,442,000 related to the closure or divestiture of certain underperforming business units. The decrease in sales also reflects the closure or divestiture of certain underperforming units during fiscal 1996. The specialty manufacturing segment contributed 51.8% of consolidated net sales in fiscal 1996 compared to 54.1% in the prior year.

Picture Frames and Framed Art
     The decrease in net sales for the Picture Frames and Framed Art division was $703,000, or 0.9%, compared to fiscal 1995. This decrease is attributable to the cancellation of certain large framed art orders by a key customer during fiscal 1996. These canceled orders were the result of inventory overbuying experienced by that customer which management expects to be alleviated in fiscal 1997. The decrease in sales is partially offset by the increase in sales of picture frames and mirrors, the introduction of new products and the addition of new customers.

     Operating income for the Picture Frames and Framed Art division decreased $2,655,000 or 22.8%. This decrease is primarily attributable to the cancellation of certain large framed art orders discussed above.

Tandy Wholesale International ("TWI")
     Net sales for the TWI division, increased $5,058,000, or 15.6%, compared to fiscal 1995. This increase reflects the increased sales of the licensed products group resulting primarily from the addition of new customers, penetration into new markets and the introduction of new product lines. Also affecting these sales, though to a lesser extent, were sales of Atlanta `96 Olympic merchandise. The increased sales of the licensed products group were partially offset by decreased sales at Tandy Leather Manufacturing. This decrease is primarily due to a change in the licensing practices of a key customer.

     The operating income of the TWI division decreased $937,000 or 26.8%. This decrease primarily reflects the decline in sales at Tandy Leather Manufacturing and also includes $170,000 of expenses associated with the relocation of Rivertown Button from Houston, Minnesota to Fort Worth, Texas. The decrease in operating income at Tandy Leather Manufacturing was partially offset by increased profitability in the licensed products group.

Strategic restructuring and consolidation program
     In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI of Nocona Belt Company and Rivertown Button Company, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

     The adoption of this program was a direct result of a strategic review initiated in August 1995 during which the Company's various business units were examined, including the role and strategy of each in generating sales and profits, as well as each business unit's market position and growth potential. The intent of this program was to improve the Company's competitive position by focusing the Company's resources in those areas which offer the greatest potential for growth and increased value for shareholders. Upon completion of this plan, the Company will be comprised of three specialty retail operations; Tandy Leather Company, Joshua's Christian Stores and Sav-On Office Supplies, and two manufacturing divisions; TWI and Picture Frames and Framed Art.

Restructuring charges
     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve
related to the sale of Prestige Leather Creations.   In the quarter ended June
30, 1996, $564,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to the purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated by management.

     The net restructuring charges include approximately $17.5 million for asset writedowns and anticipated exit costs associated with specialty manufacturing businesses targeted for sale or closure to be sold or closed and $0.8 million for asset writedowns and anticipated exit costs associated with the closure of certain retail stores. Approximately $16.2 million of the restructuring charges relate to non-cash writedowns of assets to their estimated realizable values, including $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.4 million related to the writedown of various other assets. The remaining $2.1 million of the restructuring charges represents anticipated cash outlays. Approximately $1.6 million relates to lease obligations and the remainder relates to other contractual obligations and exit costs. No severance costs have been included in the restructuring charges. The following table sets forth the restructuring charges by segment (in thousands):


                                Specialty     Specialty
                              Manufacturing    Retail     Corporate     Total
                              -------------   ---------   ---------   ---------

      Asset writedowns          $ 15,861       $  318       $  -      $ 16,179
      Lease and other
       exit costs                  1,581          517         40         2,138
                                --------       ------       ----      --------
      Restructuring charge
       for the year ended
       June 30, 1996            $ 17,442       $  835       $ 40      $ 18,317
                                ========       ======       ====      ========

The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the June 30, 1996 balance sheet (in thousands):

                                Specialty     Specialty
                              Manufacturing    Retail     Corporate     Total
                              -------------   ---------   ---------   ---------

      Balance at June 30, 1995  $      -       $    -       $  -      $      -
      Restructuring charges       17,943          835         40        18,818
      Cash payments                 (397)         (78)       (40)         (515)
      Non-cash asset writedowns  (15,861)        (318)         -       (16,179)
      Non-cash adjustment to
       restructuring charges        (501)           -          -          (501)
                                --------       ------       ----      --------
      Balance at June 30, 1996  $  1,184       $  439       $  -      $  1,623
                                ========       ======       ====      ========

     As of June 30, 1996, the restructuring and consolidation program is substantially complete and management expects it to be fully completed during fiscal 1997. Since December 31, 1995, the Company has sold Prestige Leather Creations and Brand Name Apparel and has closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company has closed two Sav-On stores, two Tandy Leather stores and one Joshua's store. The Company expects to complete the sale of Cargo during the first half of fiscal 1997.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 being paid in cash and $607,000 in notes receivable which bearbearing interest at 8.5% to 9.5% and maturematuring at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related activitiescosts; however, management believes the $1.6 million accrualbalance at June 30, 1996 is adequate to cover the remaining liability of the restructuring program adopted in December 1995. AltThough no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which are aimed at improving the profitability and competitive position of the Company.

     Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                          Year Ended June 30,
                          --------------------------------------------
                                  1996                    1995
                          --------------------   ---------------------
                                     Operating               Operating
                                      Income                  Income
                           Sales      (loss)       Sales      (loss)
                          --------   ---------    --------   --------

Specialty retail          $ 18,609   $    173     $ 19,776   $    761
Specialty manufacturing     14,066     (2,165)      25,522     (2,159)
                          --------   --------     --------   --------
  Total                   $ 32,675   $ (1,992)    $ 45,298   $ (1,398)
                          ========   ========     ========   ========


Selling, general and administrative expenses
     Consolidated selling, general and administrative expenses as a percentage of sales were 32.0% for fiscal 1996 compared to 32.6% for fiscal 1995. In total dollars, selling, general and administrative expenses decreased $2,117,000, or 2.5%, for fiscal 1996 when compared to the previous year. The decrease in expenses was primarily due to the reduction in expenses related to those companies divested or closed during fiscal 1996 and to a change in the provisions of the Company's Employee Stock Ownership Plan ("ESOP") which reduced the Company's contributions in fiscal 1996 by approximately $1.6 million. Effective July 1, 1995, the ESOP was amended to allow forfeited shares to be used to reduce future Company contributions to the ESOP. Previously, such forfeited shares were reallocated to the remaining active plan participants.

Interest expense
     Interest expense increased $223,000, or 5.7%, for fiscal 1996 when compared to the prior year. The increase in interest expense was due primarily to higher average borrowings during the current year interest rates compared to the prior year.

Depreciation and amortization
     Consolidated depreciation and amortization increased $491,000, or 9.0%, for fiscal 1996 when compared to the previous year. The increase is due primarily to depreciation on the capital expenditures made during fiscal 1996.

Provision for income taxes
     The Company realized a tax benefit of $5,174,000 in fiscal 1996 compared to tax expense of $2,810,000 in 1995. The tax benefit in fiscal 1996 reflects current year losses which can be carried back to recover taxes paid in prior periods. The effective income tax rate for fiscal 1996 was 32.6% compared to 35.0% for the prior year. The decrease in theThis effective income tax rate decrease is a result of the acceleration of permanent tax differences attributable to certain sales or closures included in the restructuring charges previously discussed.


FISCAL YEARS ENDED JUNE 30, 1995 AND 1994

     For fiscal 1995, consolidated net sales increased $41,654,000, or 19.4%, compared to fiscal 1994. Total operating income before corporate expenses decreased $3,122,000, or 15.9% in fiscal 1995 compared to fiscal 1994. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
     Net sales for the specialty retail segment increased $10,145,000, or 9.4%, while operating income decreased $2,849,000, or 44.7%, compared to fiscal 1994. The specialty retail segment contributed 45.9% of consolidated net sales in fiscal 1995 compared to 50.1% in the prior year. This segment also contributed 21.3% of consolidated operating income before corporate expenses for fiscal 1995 compared to 32.4% in the previous year.

Tandy Leather Company
     Tandy Leather Company's net retail sales decreased $1,516,000, or 3.1%, from fiscal 1994 with a decrease in same-store sales of 3.4%. The decrease in sales reflected a reduction in the average number of transactions per store compared to the previous year due primarily to a decline in sales of sSouthwest fashion merchandise. The decrease in sales related to this merchandise category was due in part to a decline in popularity, but also due to increased competition.

     Operating income for Tandy Leather decreased $832,000, or 17.3%, when compared to the prior year. The decrease in operating income was primarily a result of the decrease in sales, particularly sales of Southwest fashion merchandise with its corresponding higher gross profit. For the year, gross profit decreased $1,264,000 and also as a percent of sales primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses decreased approximately $447,000 for the year when compared to last year; however, expenses as a percent of sales were up slightly due to the decrease in sales.

Sav-On Office Supplies
     Sav-On achieved a $6,012,000, or 41.1%, increase in net sales over fiscal 1994, primarily as a result of an aggressive store expansion program. During fiscal 1995, Sav-On continued to increase its store base by opening 18 new stores in targeted markets. Same-store sales were flat during the year primarily as a result of management's decision to forego in fiscal 1995 certain low margin government and contract sales at the store level which occurred in the months of July and December of fiscal 1994.

     Sav-On experienced an operating loss of $1,735,000 for the year ended June 30, 1995 compared to an operating loss of $390,000 for the previous year. The decrease in operating income was primarily a result of start-up and increased administrative expenses incurred in expanding the store base from 21 stores at June 30, 1994 to 38 stores at June 30, 1995. Gross profit as a percent of sales for the year decreased compared to fiscal 1994 primarily as a result of escalating paper costs which could not be passed on to customers because of significant price competition. Also, administrative expenses increased as a percent of sales reflecting new store openings as well as the investment made to strengthen the management team and to build the necessary infrastructure to support a larger store base.

Joshua's Christian Stores
     Joshua's achieved a $6,361,000, or 27.4%, increase in net sales over fiscal 1994. The increase in total net sales was primarily due to the effect of new store openings. Joshua's had 72 stores open at June 30, 1995 compared to 61 stores open at June 30, 1994. Same-store sales at Joshua's increased 3.7% for the year and reflected the impact of increased competition in certain markets.

     Joshua's Christian Stores had operating income for the year ended June 30, 1995 of $525,000 compared to operating income for the same period last year of $1,060,000. Gross margins for fiscal 1995 were consistent with fiscal 1994 while selling, general and administrative expenses increased as a percent of sales. The increase in selling, general and administrative expenses was due primarily to increased advertising; increased labor expense resulting from store expansion and additional support personnel; and increases in communication and data processing expenses associated with the installation and implementation of a new merchandising and management information system.

Cargo Furniture & Accents
     Net sales for Cargo decreased $712,000, or 3.5%, compared to fiscal 1994, primarily as a result of the closure of three stores during fiscal 1995. Same-store sales increased 1.2%. The flat same-store sales were attributable to the sluggish economy, particularly in the fourth quarter, higher interest rates, and reduced new home starts during fiscal 1995.

     Operating income for Cargo decreased $137,000 from $898,000 in fiscal 1994, to $761,000 in fiscal 1995. The decrease in operating income was attributable to the sluggish economy, higher interest rates, and fewer home starts. For fiscal 1995, gross profit as a percent of sales remained consistent with the prior year; however, selling, general and administrative expenses were reduced as a result of cost savings stemming from closed stores as well as from internal reorganization.


SPECIALTY MANUFACTURING

     Net sales for the specialty manufacturing segment increased $31,509,000, or 29.4%, while operating income decreased $273,000 or 2.1% compared to fiscal 1994. The specialty manufacturing segment contributed 54.1% of consolidated net sales in fiscal 1995 compared to 49.9% in the prior year. This segment also contributed 78.7% of consolidated operating income before corporate expenses for the year ended June 30, 1995 compared to 67.6% for the previous year.

Picture Frames and Framed Art
     The increase in net sales for the Picture Frames and Framed Art division was $22,281,000, or 37.7%, compared to fiscal 1994. The increase reflected the contribution of Impulse Designs, which was acquired effective November 1, 1993 as well as strong demand from the existing customer base and the addition of new customers.

     Operating income for this division increased 55.8% over fiscal 1994 to $11,451,000. The increase reflected the contribution of Impulse Designs which was acquired effective November 1, 1993. The increase in operating income for fiscal 1995 also reflected increased sales and improved gross margins resulting from manufacturing efficiency gains and a more profitable sales mix.

Tandy Wholesale International ("TWI")
     Net sales for the TWI division increased $6,755,000, or 26.3%, compared to fiscal 1994. The increase in net sales reflected the contributions of Rivertown Button, College Flags and Tag Express, which were acquired effective April 1, 1994, June 1, 1994 and September 1, 1993, respectively. Sales for the year also reflected strong sales gains from the wholesale operations of the Tandy Leather Company and Tag Express, primarily as a result of the addition of new customers, penetration into new markets and the introduction of new product lines.

     The TWI division's operating income decreased $1,430,000, or 29.0% for fiscal 1995, compared to the previous year. The decrease in operating income reflected the impact of the professional baseball and hockey players strikes on the sales of related licensed products as well as production difficulties encountered assimilating the recently acquired pennant manufacturing operation.

Selling, general and administrative expenses
     Consolidated selling, general and administrative expenses were 32.6% for fiscal 1995 compared to 32.0% for fiscal 1994. In total dollars, selling, general and administrative expenses increased $14,699,000, or 21.4%, for fiscal 1995 when compared to the previous year. The increase in expenses was primarily due to acquisitions included for a full year compared to a partial period last year and to new store openings.

Interest expense
     Interest expense increased $2,319,000, or 146.7%, for fiscal 1995 when compared to the prior year. The increase in interest expense was due to an increase in average borrowings during the year compared to the prior year and to increased interest rates.

Depreciation and amortization
     Consolidated depreciation and amortization increased $1,457,000, or 36.3%, for fiscal 1995 compared to the previous year. The increase was due primarily to depreciation related to property and equipment of businesses acquired as well as amortization of goodwill related to acquisitions. Depreciation expense also increased over the prior year due to a higher level of capital expenditures.

Provision for income taxes
     The effective income tax rate for fiscal 1995 was 35.0% compared to 36.3% for the prior year. The decrease in the effective tax rate reflected a decrease in the 1995 federal statutory rate because of the decline in income before taxes, and lower state taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have come from cash flows from operations, sales of treasury stock to employee benefit programs, and borrowings under the Company's revolving credit facility. These funds have been used primarily to finance acquisitions, purchase property and equipment, retire the ESOP loan and finance growth in inventories and receivables.

     During the year ended June 30, 1996, cash decreased $295,000. Cash provided by operating activities of $8,425,000 resulted primarily from a decrease in working capital. Cash used for investing activities of $4,636,000 resulted primarily from capital expenditures for property and equipment and the payment of additional consideration for the acquisition of Impulse Designs. Cash of approximately $4,084,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility.

     The Company has a $60 million revolving credit facility with a group of banks. During July 1995, the Company established an additional $10 million revolving credit facility that terminated on March 31, 1996. As part of the Company's restructuring and consolidation program adopted in December 1995, the bank group agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by October 31, 1996. The Company currently estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable it to reduce its borrowings under the revolving credit facility by October 31, 1996 to levels that will enable the Company to operate within the $50,000,000 commitment amount. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors herein.

     In the quarter ended March 31, 1996, the Company sold certain assets and liabilities of Prestige Leather Creations for consideration of approximately $1.5 million. Such consideration consisted of approximately $900,000 in cash and $607,000 in notes receivable. The notes receivable bear interest at 8.5% to 9.5% and have payment terms which mature at various dates through March 26, 2000. In the fourth quarter of fiscal 1996, the Company sold certain assets and liabilities of Brand Name Apparel, Inc. for consideration of $1,038,000 in cash.

     In connection with the November 1993 acquisition of Impulse Designs, the asset purchase agreement provided for a contingent payment to be made based upon the attainment of certain earnings thresholds for the year ended December 31, 1994March 31, 1995. Impulse Designs met certain of these thresholds and, in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as goodwill in the June 30, 1996 balance sheet. The Company also incurred approximately $457,000 of expenses related to such settlement which were reflected in the results of operations for the quarter ended December 31, 1995.

     Cash of approximately $4,363,000 was used for capital expenditures during the year ended June 30, 1996. Planned capital expenditures for fiscal 1997 approximate $5,0500,000 and are targeted primarily for investments in the Picture Frames and Framed Art division. Approximately six additional new store openings at Sav-oOn Office Supplies are anticipated for fiscal 1997. The Company's minimum operating lease commitments for fiscal 1997 are approximately $7.9 million. Management believes that the Company's current cash position, its cash flows from operations and expected proceeds from the sale of assets contemplated by the strategic restructuring program will be sufficient to fund its planned operations, capital expenditures and required debt reduction.
Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors herein.

NEW ACCOUNTING STANDARDS

     In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" , which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 establishes a fair value based method of accounting for stock-
based compensation plans.   The effect of adopting both of these standards is
not expected to be material to the Company's financial position or results of operations.


CONTINGENCIES

     A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. A reserve for losses associated with these alleged guarantees has been established and, based on the present information with respect to about the rejected leases, management believes such reserve is adequate to cover any liability the Company may have the Company's liability under these alleged guarantees. Actual results may differ from this forward-looking projection. The former subsidiary may reject further alleged guaranteed leases with alleged guarantees, which may result in additional potential liabilitylosses. Please refer to the risk factors discussion herein.


Item 8.  Financial Statements and Supplementary Data
- ------   -------------------------------------------

                             Index to Financial Statements

         Financial Statements:                                   Page
         --------------------                                -----------
            Report of Independent Accountants                     18

            Consolidated Balance Sheets, June 30, 1996
             and 1995                                             19

            Consolidated Statements of Operations for
             the Years Ended June 30, 1996, 1995 and 1994         20

            Consolidated Statements of Cash Flows for the
             Years Ended June 30, 1996, 1995 and 1994             21

            Consolidated Statements of Stockholders' Equity
             for the Years Ended June 30, 1996, 1995 and 1994     22

            Notes to Consolidated Financial Statements            23

         Financial Statement Schedules:
         -----------------------------
            For each of the three years in the period ended
             June 30, 1996:

            Schedule VIII - Valuation and Qualifying Accounts
             and Reserves                                         36

     All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandycrafts, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tandycrafts, Inc. and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP

Fort Worth, Texas
August 12, 1996




                                TANDYCRAFTS, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                            June 30,
                                                      ---------------------
                                                        1996        1995
                                                      ---------   ---------
ASSETS
Current assets:
 Cash, including short-term investments of $9 and
   $259, respectively                                 $   1,512   $   1,807
 Trade accounts receivable, net of allowance for
   doubtful accounts of $784 and $605, respectively      31,741      31,440
 Inventories                                             59,284      65,742
 Other current assets                                     7,234       2,991
                                                      ---------   ---------
    Total current assets                                 99,771     101,980
                                                      ---------   ---------
Property and equipment, net                              26,783      28,707
Other assets                                                751         604
Goodwill, net                                            41,274      47,512
                                                      ---------   ---------
                                                      $ 168,579   $ 178,803
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt                    $   3,270   $   2,000
 Accounts payable                                        13,259      12,558
 Accrued liabilities and other                           17,222      12,555
                                                      ---------   ---------
    Total current liabilities                            33,751      27,113
                                                      ---------   ---------

Long-term debt                                           50,000      59,000
Deferred taxes                                            1,230       2,029

Stockholders' equity:
 Common stock, $1 par value, 50,000,000
   shares authorized, 18,527,988 issued                  18,528      18,528
 Additional paid-in capital                              19,371      17,447
 Retained earnings                                       69,375      80,084
 Common stock in treasury, at cost,
   6,349,607 and 6,811,300 shares, respectively         (23,676)    (25,398)
                                                      ---------   ---------
    Total stockholders' equity                           83,598      90,661
                                                      ---------   ---------
 Commitments and contingencies (Note 8)
                                                      $ 168,579   $ 178,803
                                                      =========   =========


The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                           Year Ended June 30,
                                                  -----------------------------------
                                                     1996         1995         1994
                                                  ---------    ---------    ---------

Net sales                                         $ 254,284    $ 256,523    $ 214,869
                                                  ---------    ---------    ---------

Operating costs and expenses:
 Cost of goods sold (exclusive of depreciation)     160,385      155,644      126,589
 Selling, general and administrative                 81,427       83,544       68,845
 Restructuring charge                                18,317            -            -
 Depreciation and amortization                        5,966        5,475        4,018
                                                  ---------    ---------    ---------
  Total operating costs and expenses                266,095      244,663      199,452
                                                  ---------    ---------    ---------

   Operating income (loss)                          (11,811)      11,860       15,417
Interest income                                          51           67          144
Interest expense                                      4,123        3,900        1,581
                                                  ---------    ---------    ---------
Income (loss) before income taxes                   (15,883)       8,027       13,980
Provision (benefit) for income taxes                 (5,174)       2,810        5,074
                                                  ---------    ---------    ---------
    Net income (loss)                             $ (10,709)   $   5,217    $   8,906
                                                  =========    =========    =========

Net income (loss) per common share                   $ (.89)        $.46         $.79
                                                     ======         ====         ====

Weighted average number of common and
 common equivalent shares                            11,983       11,434       11,336
                                                     ======       ======       ======
         [S][C]

The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollar in thousands)

                                                          Year Ended June 30,
                                                  -----------------------------------
                                                     1996         1995        1994
                                                  ---------    ---------    ---------

Cash flows from operating activities:
 Net income (loss)                                $ (10,709)   $   5,217    $   8,906
 Adjustments to reconcile net income (loss)
   to net cash provided (used) by
   operating activities:
   Depreciation and amortization                      5,966        5,475        4,018
   (Gain) loss on sale or abandonment of assets          24         (163)          56
   Restructuring charge                              18,317            -            -
   Changes in assets and liabilities,
    excluding effect of businesses acquired:
    Receivables                                      (3,073)      (5,036)      (5,781)
    Inventories                                        (720)     (11,901)      (7,143)
    Other current assets                             (4,367)       1,734       (2,605)
    Accounts payable, accrued expenses
      and income taxes                                2,987          644          592
                                                  ---------    ---------    ---------
       Net cash provided (used) by
         operating activities                         8,425       (4,030)      (1,957)
                                                  ---------    ---------    ---------

Cash flows from investing activities:
 Additions to property and equipment                 (4,363)      (9,519)      (6,269)
 Purchase of business, net of cash acquired          (2,475)      (9,052)     (45,064)
 Proceeds from sales of assets                        2,202        1,685           43
                                                  ---------    ---------    ---------
       Net cash used by investing activities         (4,636)     (16,886)     (51,290)
                                                  ---------    ---------    ---------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit
   plan, net                                          3,646        5,817        2,254
 Purchases of treasury stock                              -            -       (2,201)
 Principal payments on ESOP debt                          -       (4,000)      (2,000)
 Borrowings (payments) under bank
   credit facility                                   (7,730)      19,400       41,600
 Loan payments received from ESOP                         -            -        3,025
                                                  ---------    ---------    ---------
       Net cash provided (used) by
         financing activities                        (4,084)      21,217       42,678
                                                  ---------    ---------    ---------
Increase (decrease) in cash and
 cash equivalents                                      (295)         301      (10,569)
Balance, beginning of year                            1,807        1,506       12,075
                                                  ---------    ---------    ---------
Balance, end of year                              $   1,512    $   1,807    $   1,506
                                                  =========    =========    =========

Supplemental cash flow information:
 Cash paid (received) during the year for:
   Interest                                       $   4,157    $   3,902    $   1,490
                                                  =========    =========    =========
   Income taxes                                   $    (551)   $   3,272    $   5,114
                                                  =========    =========    =========
         [S][C]

The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                        Additional                           Receivable
                               Common    paid-in     Retained    Treasury       from
                               stock     capital     earnings      stock        ESOP        Total
                              --------   --------   ----------   ---------   ----------   --------

Balance, June 30, 1993        $ 18,528   $ 11,464    $ 65,961    $(25,830)    $ (3,025)   $ 67,098
Purchase of 156,518 shares
 of treasury stock                   -          -           -      (2,201)           -      (2,201)
Sale of 154,190 shares of
 treasury stock to
   employee benefit plan             -      1,694           -         560            -       2,254
ESOP loan payments to
 Company, 698,993 pledged
 shares released                     -          -           -           -         3,025      3,025
Net income                           -          -       8,906           -             -      8,906
                              --------   --------    --------    --------     ---------   --------
Balance, June 30, 1994          18,528     13,158      74,867     (27,471)            -     79,082
Sale of 514,399 shares
 of treasury stock to
 employee benefit plan               -      3,899           -       1,918             -      5,817
Contingent payment of
 41,658 shares for
 acquired business                   -        390           -         155             -        545
Net income                           -          -       5,217           -             -      5,217
                              --------   --------    --------    --------     ---------   --------
Balance, June 30, 1995          18,528     17,447      80,084     (25,398)            -   $ 90,661
Sale of 692,262 share of
 treasury stock to
 employee benefit plan               -      2,676           -       2,582             -      5,258
ESOP forfeitures of
 230,569 shares                      -       (752)          -        (860)            -     (1,612)
Net loss                             -          -     (10,709)          -             -    (10,709)
                              --------   --------    --------    --------     ---------   --------
Balance, June 30, 1996        $ 18,528   $ 19,371    $ 69,375    $(23,676)    $       -   $ 83,598
                              ========   ========    ========    ========     =========   ========

         [S][C]
The accompanying notes are an integral part of these financial statements.


                                TANDYCRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

Description of Business - Tandycrafts, Inc. ("Tandycrafts" or the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 173 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 74 stores in twelve states; Sav-On Office Supplies, which sells office supplies and related products through a chain of 36 stores located in eleven states; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and accessories through a chain of 39 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and Tandy Wholesale International ("TWI") division.

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

Inventories - Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                     June 30,
                                                ------------------
                                                  1996      1995
                                                --------  --------
            Finished goods                      $ 42,966  $ 46,276
            Raw materials and work-in-process     16,318    19,466
                                                --------  --------
                                                $ 59,284  $ 65,742
                                                ========  ========

Property and equipment - Property and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method at the rates shown below:

        Buildings                           3% to 10%
        Fixtures and equipment              5% to 50%
        Leasehold improvements              5% to 20%, or the life of the lease.

     Expenditures for maintenance, repairs, renewals and betterments which do not materially prolong the useful lives of the assets are charged to income as incurred. The cost of property retired or sold, and the related accumulated depreciation, is removed from the accounts and any gain or loss, after taking into consideration proceeds from sales, is reflected in income.

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

Goodwill - The cost of businesses acquired in purchase transactions has been allocated among the identifiable assets and liabilities acquired based upon their fair values at the dates of acquisition. Any cost in excess of the fair value of such identifiable net assets acquired has been allocated to goodwill.
     In general, goodwill is amortized using the straight-line method over the estimated useful life of forty years. Accumulated amortization of goodwill at
June 30, 1996 and 1995 was $1,296,000 and $1,743,000, respectively.   Net
goodwill in the amount of $7,477,000 was written-off in the quarter ended December 31, 1995 as part of the restructuring program adopted during that
quarter.   Goodwill which arose prior to October 31, 1970, aggregating
$2,147,000, is reviewed annually by the Board of Directors and will continue to be carried as an asset unless the Board determines that events and circumstances indicate that there has been a decline or limitation in the value, at which time an appropriate amortization policy will be adopted. Annually, the carrying value of goodwill related to purchase transactions is evaluated to determine if events and circumstances indicate a potential impairment of the recoverability of such goodwill. The carrying value of goodwill will be reduced if it is probable that the undiscounted cash flows from the related operations will be less than the carrying amounts of the goodwill and other long-lived assets.

Income taxes - Income taxes are calculated in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

Net income (loss) per share - Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, after giving effect to stock splits. The computation of weighted average shares outstanding for fiscal 1996 included no common stock equivalents, while common stock equivalents of 5,000 and 171,000 were included for fiscal 1995 and 1994, respectively.

Advertising costs - Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1996, 1995 and 1994 was $8.8 million, $8.1 million and $5.1 million, respectively.

New accounting standards - In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" , which is effective for fiscal years beginning after December 15, 1995. In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is effective for transactions entered into in fiscal years that begin after December 15, 1995. SFAS 123 establishes a fair value based method of accounting
for stock-based compensation plans.   The effect of adopting both of these
standards is not expected to be material to the Company's financial position or results of operations.

Pervasiveness of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications - Certain amounts in prior years have been reclassified to conform to the current year presentation.

NOTE 2 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

Description
     In the quarter ended December 31, 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI of Nocona Belt Company and Rivertown Button Company, which was relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.
     The adoption of this program was a direct result of a strategic review initiated in August 1995 during which the Company's various business units were examined, including the role and strategy of each in generating sales and profits, as well as each business unit's market position and growth potential. The intent of this program was to improve the Company's competitive position by focusing the Company's resources in those areas which offer the greatest potential for growth and increased value for shareholders. Upon completion of this plan, the Company will be comprised of three specialty retail operations; Tandy Leather Company, Joshua's Christian Stores and Sav-On Office Supplies, and two manufacturing divisions; TWI and Picture Frames and Framed Art.

Restructuring charges
     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve
related to the sale of Prestige Leather Creations.   In the quarter ended June
30, 1996, $564,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to the purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated by management.
     The net restructuring charges include approximately $17.5 million for asset writedowns and anticipated exit costs associated with specialty manufacturing businesses targeted for sale or closureto be sold or closed and $0.8 million for asset writedowns and anticipated exit costs associated with the closure of certain retail stores. Approximately $16.2 million of the restructuring charges relate to non-cash writedowns of assets to their estimated realizable values, including $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.4 million related to the writedown of various other assets. The remaining $2.1 million of the restructuring charges represents anticipated cash outlays. Approximately $1.6 million relates to lease obligations and the remainder relates to other contractual obligations and exit costs. No severance costs have been included in the restructuring charges. The following table sets forth the restructuring charges by segment (in thousands):

                               Specialty     Specialty
                             Manufacturing     Retail    Corporate     Total
                             -------------   ---------   ---------   --------

      Asset writedowns         $ 15,861        $ 318       $  -      $ 16,179
      Lease and other exit
       costs                      1,581          517         40         2,138
                               --------        -----       ----      --------
      Restructuring charge
       for the year ended
       June 30, 1996           $ 17,442        $ 835       $ 40      $ 18,317
                               ========        =====       ====      ========

     The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the June 30, 1996 balance sheet (in thousands):

                                Specialty     Specialty
                              Manufacturing    Retail     Corporate     Total
                              -------------   ---------   ---------   --------

      Balance at June 30, 1995 $      -        $   -       $  -       $      -
      Restructuring charges      17,943          835         40         18,818
      Cash payments                (397)         (78)       (40)          (515)
      Non-cash asset writedowns (15,861)        (318)         -        (16,179)
      Non-cash adjustment to
       restructuring charges       (501)           -          -           (501)
                               --------        -----       ----       --------
      Balance at June 30, 1996 $  1,184        $ 439       $  -       $  1,623
                               ========        =====       ====       ========

     As of June 30, 1996, the restructuring and consolidation program is substantially complete and management expects it to be fully completed during fiscal 1997. Since December 31, 1995, the Company has sold Prestige Leather Creations and Brand Name Apparel and has closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company has closed two Sav-On stores, two Tandy Leather stores and one Joshua's store. The Company expects to complete the sale of Cargo during the first half of fiscal 1997.
     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 being paid in cash and $607,000 in notes receivable which bearbearing interest at 8.5% to 9.5% and maturematuring at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.
     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related activitiescosts. Although no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which are aimed at improving the profitability and competitive position of the Company.

     Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                          Year Ended June 30,
                          --------------------------------------------
                                   1996                         1995
                           --------------------   --------------------
                                      Operating              Operating
                                       Income                 Income
                            Sales      (loss)      Sales      (loss)
                           --------   --------    --------   ---------

Specialty retail           $ 18,609   $    173    $ 19,776   $     761
Specialty manufacturing      14,066     (2,165)     25,522      (2,159)
                           --------   --------    --------   ---------
  Total                    $ 32,675   $ (1,992)   $ 45,298   $  (1,398)
                           ========   ========    ========   =========


NOTE 3 - ACQUISITIONS

     During fiscal 1996, the Company made no acquisitions; however, in the prior two fiscal years, the Company completed a number of strategic acquisitions to complement its operations. All acquisitions discussed below were accounted for using the purchase method of accounting. Goodwill resulting from these acquisitions is being amortized over forty years. The following discussion outlines the acquisitions made in fiscal 1995 and 1994.

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

Fiscal 1994

     Effective September 1, 1993 the Company acquired the net assets of TAG Express, a marketer of products featuring leading professional and collegiate sports logos, for approximately $5.2 million in cash. The acquisition resulted in the recording of goodwill of $4.0 million.
     On September 30, 1993, the Company acquired the net assets of Birdlegs, Inc. ("Birdlegs") for approximately $4.2 million in cash. Birdlegs produces and markets screen-printed active wear. The acquisition resulted in the recording of goodwill of $2.4 million.
     Effective November 1, 1993, the Company purchased substantially all of the assets and assumed certain liabilities of Prestige Leather Creations, Inc. ("Prestige") for $8.7 million in cash. Prestige manufactures and markets a broad line of men's and women's belts ranging from the low-end to the high-end market segments of the belt industry. During fiscal 1995, additional consideration of $600,000 became due to the former owners based upon the occurrence of certain events as specified in the purchase agreement. The acquisition resulted in the recording of goodwill of $5.9 million.
     Effective November 1, 1993, the Company purchased substantially all of the outstanding assets and assumed certain liabilities of Impulse Designs, Inc. ("Impulse") for $17.7 million in cash. Impulse is a leading producer of framed art to mass-market retailers. The terms of the purchase agreement provided for a contingent cash payment based upon the attainment of certain earnings thresholds
for the year ended December 31, 1994.   In April 1995, the Company paid $4.3
million in accordance with such provision of the purchase agreement and in January 1996, the Company made a final cash payment of approximately $2.5 million to the former owners of Impulse Designs to complete the transaction. This amount is reflected as an increase in goodwill in the June 30, 1996 balance sheet. In total, this acquisition has resulted in the recording of goodwill of $21.4 million. The Company also incurred approximately $457,000 of expenses related to the settlement of the contingent payment which are reflected in the results of operations for fiscal 1996.
     Effective April 1, 1994, the Company purchased the net assets of Rivertown Button, Inc. for approximately $6.0 million in cash. Rivertown Button is a contract manufacturer of promotional buttons. The acquisition resulted in the recording of goodwill of $4.3 million.
     During fiscal 1994, the Company, through its wholly-owned subsidiary Joshua's Christian Stores, purchased eight Christian book stores for an aggregate purchase price of $1.9 million in cash. The acquisitions resulted in the recording of goodwill of $1.4 million.
     During fiscal 1994, the Company purchased three other businesses for cash aggregating $1.9 million. These acquisitions resulted in the recording of goodwill of $1.6 million.

NOTE 4 - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

            As of June 30 (in thousands)          1996       1995
                                                --------   --------

            Property and equipment, at cost:
             Land                               $  2,424   $  2,441
             Buildings                            13,457     12,568
             Leasehold improvements                7,227      7,187
             Fixtures and equipment               27,578     26,462
                                                --------   --------
                                                  50,686     48,658
            Less accumulated depreciation        (23,903)   (19,951)
                                                --------   --------
             Property and equipment, net        $ 26,783   $ 28,707
                                                ========   ========

NOTE 5 - ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consisted of the following at June 30 (in thousands):

                                                  1996       1995
                                                --------   --------
            Accrued payroll and bonus           $  5,319   $  6,652
            Taxes, other than income taxes         1,194      1,135
            Customer deposits                        625        430
            Interest                                 301        335
            Restructuring accrual                  1,623          -
            Accrual for sales allowances           2,060      1,136
            Other                                  6,100      2,867
                                                --------   --------
                                                $ 17,222   $ 12,555
                                                ========   ========

NOTE 6 - DEBT

     The Company has a $60 million revolving credit facility with a group of banks. The credit facility is an unsecured, two-year revolving line of credit, renewable annually. Interest rates on borrowings are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. Interest rates on borrowings at June 30, 1996 ranged from 6.375% to 6.414%. At June 30, 1996, the Company had borrowings aggregating $53,270,000 and letters of credit aggregating $544,000 outstanding under this facility. The loan agreement contains provisions specifying certain limitations on the amount of future indebtedness, investments and dividends, and requires the maintenance of certain financial ratios and balances. At June 30, 1996, the Company was in compliance with such covenants.
     As part of the Company's planned restructuring and consolidation program discussed in Note 2, the bank group agreed to extend the maturity date of the current revolving credit facility to October 1, 1997 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of December 31, 1995 to allow the actions contemplated by the Company's restructuring plan to occur without placing the Company in default. The Company has agreed with its lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by October 31, 1996. As a result, the Company has classified $3,270,000 as current on the June 30, 1996 balance sheet.
     In April 1995, the Company executed three $1 million promissory notes with its agent bank. The promissory notes were due on July 3, 1995. Two of the notes were repaid and the third note was refinanced under the Company's long-term credit facility discussed above and was therefore classified as long-term debt at June 30, 1996.
     On July 6, 1995, the Company established an additional $10 million unsecured revolving credit facility with its primary bankers. Interest rates on borrowings were based on current LIBOR or prime rates, at the option of the Company and a commitment fee of 1/4% was charged on any unused portion of the
credit facility.   This credit facility terminated on March 31, 1996.

NOTE 7 - INCOME TAXES

      The provision for income taxes is as follows (in thousands):

                                             1996      1995      1994
                                           -------   -------   -------
     Current tax expense (benefit):
       Federal                             $(4,361)  $ 2,205   $ 4,440
       State and local                         (14)      114       436
                                           -------   -------   -------
       Total current                        (4,375)    2,319     4,876

      Deferred tax expense (benefit):
       Federal                                (799)      491       198
                                           -------   -------   --------
      Total provision (benefit)            $(5,174)  $ 2,810   $  5,074
                                           =======   =======   ========

Deferred tax liabilities (assets) are comprised of the following at June 30 (in thousands):

                                             1996       1995
                                           --------   --------
      Depreciation                         $  1,739   $  1,758
      Deferred compensation                     110          -
      Goodwill                                1,119        834
                                           --------   --------
       Total deferred tax liabilities         2,968      2,592
                                           --------   --------
      Inventory                                (202)      (273)
      Bad debts                                 (97)      (172)
      Restructuring accrual                    (987)
      Loss carryforwards                     (1,077)         -
      Deferred compensation                    (119)       (65)
      Lease reserves                            (37)       (42)
      Other                                    (253)       (11)
                                           --------   --------
       Total deferred tax assets             (2,772)      (563)
      Valuation allowance                     1,034          -
                                           --------   --------
       Net deferred tax assets               (1,738)      (563)
                                           --------   --------
                                           $  1,230   $  2,029
                                           ========   ========

      A valuation allowance was established in 1996 in the amount of $1,034,000. This allowance relates to state tax loss carryforwards. Their use is limited to the future taxable earnings of the Company and its subsidiaries in certain states and it was determined to be more likely than not that these state tax carryforwards would not be utilized.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                Year ended June 30,
                                           -----------------------------
                                             1996       1995      1994
                                           -------    -------    -------

      Statutory U.S. tax rates             $(5,559)   $ 2,729    $ 4,793
      Increase (decrease) in rates
       resulting from:
         State and local taxes, net            (51)        75        286
         Goodwill write-offs                   526          -          -
         Other                                 (90)         6         (5)
                                           -------    -------    -------
      Effective tax rates                  $(5,174)   $ 2,810    $ 5,074
                                           =======    =======    =======

NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties consisting primarily of retail stores and transportation equipment under operating leases expiring through 2004.
     Real estate taxes, maintenance and certain other costs are borne by the Company under the provisions of most of the leases.

     The composition of total rental expense for operating leases is as follows (in thousands):

      Year ended June 30                     1996       1995       1994
                                           -------    -------    -------
      Rentals:
       Minimum                             $ 9,812    $ 9,598    $ 7,760
       Contingent (percentage of sales)         48         31         54
                                           -------    -------    -------
                                           $ 9,860    $ 9,629    $ 7,814
                                           =======    =======    =======

     Minimum rental commitments for noncancellable operating leases (primarily retail store space) at June 30, 1996 are summarized as follows (in thousands):

               Year ended June 30,
                       1997                         $   7,915
                       1998                             6,518
                       1999                             4,968
                       2000                             3,221
                       2001                             1,754
                       2002 and thereafter              2,002
                                                    ---------
                                                    $  26,378
                                                    =========

     A former subsidiary of the Company, which spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. A reserve for losses associated with these alleged guarantees has been established and, based on the present information with respect to about the rejected leases, management believes such reserve is adequate to cover any liability the Company may havethe Company's liability under these alleged guarantees. However, the former subsidiary may reject further leases with alleged guarantees, which may result in additional potential liability to the Company.

NOTE 9 - EMPLOYEE STOCK OWNERSHIP PLAN

     During fiscal 1988, the Company adopted the Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP" or the "Plan") which is open to all eligible employees of the Company employed in the United States. Under the Plan, a participant contributes 5% of his earnings into the section 401(k) portion of the Plan, which is immediately vested and is used to purchase common stock of the Company. The Company's matching contribution is 200% of the participant's contribution. As of July 1, 1996, the Company's matching contribution was reduced to 100% of the participant's contribution. The Company's contribution is vested upon completion of five years of credited service. The employee and Company contributions are paid to a corporate trustee.
     During fiscal 1996, the ESOP was amended to allow shares forfeited by unvested employees to be used to reduce subsequent Company contributions to the ESOP. Previously, such forfeited shares were reallocated to the remaining plan
participants.   Company contributions to the ESOP, net of forfeitures, for the years ended June 30, 1996, 1995, and 1994 were approximately $1,889,000,
$3,933,000, and $3,953,000, respectively.   Forfeitures totaled $1,612,000 in
fiscal 1996.

NOTE 10 - STOCK OPTION PLANS

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

A summary of stock option activity under these plans follows:

                                                      Option amount
                                        Shares         per share
                                     ------------     ------------
      Options outstanding,
         June 30, 1994                  1,418,900     $10.69-18.44
      Options granted                      77,000     $ 8.82-12.57
      Options exercised
      Options terminated                  (35,800)    $11.13-18.44
                                     ------------     ------------
      Options outstanding,
         June 30, 1995                  1,460,100     $ 8.82-18.44
      Options granted                      63,000     $  8.00-8.25
      Options exercised                         -     $          -
      Options terminated                 (447,100)    $10.69-18.44
                                     ------------     ------------

      Options outstanding,
         June 30, 1996                  1,076,000     $ 8.00-18.44
                                     ============     ============

      Options exercisable,
         June 30, 1996                    583,012     $ 8.00-18.44
                                     ============     ============

      Options available for
         future grant, June 30, 1996      558,400
                                     ============

NOTE 11 - INDUSTRY SEGMENT AND GEOGRAPHIC
            AREA INFORMATION

     The Company operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment is comprised of four distinct retail concepts. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and TWI. Substantially all of the specialty retail products are marketed through 322 Company-owned specialty retail stores located in 45 states of the United States. The specialty retail segment grants nominal credit primarily to institutional customers. The specialty manufacturing segment, during fiscal 1996, 1995 and 1994, had net sales of $30,065,000, $26,774,000 and $24,259,000, respectively, to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue. The specialty manufacturing segment, in the normal course of business, grants credit with the majority of its sales. Such receivables are generally not collateralized. The concentration of credit risk within this segment may impact the Company's overall credit risk, either positively or negatively, in that these customers may be similarly affected by industry-wide changes in economic or other conditions. Historically, credit losses experienced by the Company on receivables generally have not been material.
     Intersegment sales represent sales from the specialty manufacturing group to the specialty retail group. Operating income (loss) is segment revenue less segment operating expenses, which excludes corporate charges, goodwill amortization, interest expense and taxes on income. Identifiable assets by segment are those assets that are used in each segment. Corporate assets are comprised of cash and short-term investments.
     Segment information for each of the three years in the period ended June 30, 1996 is as follows (in thousands):

                                           Specialty     Specialty
            1996                          manufacturing  retailing  Consolidated
            ----                          -------------  ---------  ------------


Total sales                                 $ 143,090    $ 122,828   $ 265,918
Intersegment sales                            (11,463)        (171)    (11,634)
                                            ---------    ---------   ---------
Net sales                                   $ 131,627    $ 122,657   $ 254,284
                                            =========    =========   =========
Operating income (loss) (1)                 $  (8,051)   $     310   $  (7,741)
                                            =========    =========
Corporate expenses including goodwill
 amortization and interest expense, net                                 (8,142)
                                                                     ---------
Income (loss) before income taxes (1)                                $ (15,883)
                                                                     =========
Depreciation                                $   2,304    $   2,366   $   4,670
Goodwill amortization                           1,068          228       1,296
                                            ---------    ---------   ---------
Total depreciation and amortization         $   3,372    $   2,594   $   5,966
                                            =========    =========   =========
Identifiable assets                         $ 113,559    $  53,508   $ 167,067
                                            =========    =========
Corporate assets                                                         1,512
                                                                     ---------
                                                                     $ 168,579
                                                                     =========
Capital expenditures                        $   2,680    $   1,683   $   4,363
                                            =========    =========   =========

 (1) Includes restructuring charges of $17,442 and $835 for specialty manufacturing and specialty retailing, respectively.

          1995
          ----

Total sales                                 $ 150,552    $ 117,966   $ 268,518
Intersegment sales                            (11,824)        (171)    (11,995)
                                            ---------    ---------   ---------
Net sales                                   $ 138,728    $ 117,795   $ 256,523
                                            =========    =========   =========
Operating income                            $  12,989    $   3,521   $  16,510
                                            =========    =========
Corporate expenses including goodwill
 amortization and interest expense, net                                 (8,483)
                                                                     ---------
Income before income taxes                                               8,027
                                                                     =========
Depreciation                                $   2,225    $   2,180   $   4,405
Goodwill amortization                           1,027           43       1,070
                                            ---------    ---------   ---------
Total depreciation and amortization         $   3,252    $   2,223   $   5,475
                                            =========    =========   =========
Identifiable assets                         $ 121,753    $  55,243   $ 176,996
                                            =========    =========
Corporate assets                                                         1,807
                                                                     ---------
                                                                     $ 178,803
                                                                     =========
Capital expenditures                        $   5,272    $   4,247   $   9,519
                                            =========    =========   =========


          1994
          ----

Total sales                                 $ 116,736    $ 107,650   $ 224,386
Intersegment sales                             (9,517)           -      (9,517)
                                            ---------    ---------   ---------
Net sales                                   $ 107,219    $ 107,650   $ 214,869
                                            =========    =========   =========
Operating income                            $  13,262    $   6,370   $  19,632
                                            =========    =========
Corporate expenses including goodwill
 amortization and interest expense, net                                 (5,652)
                                                                     ---------
Income before income taxes                                           $  13,980
                                                                     =========
Depreciation                                $   1,705    $   1,730   $   3,435
Goodwill amortization                             571           12         583
                                            ---------    ---------   ---------
Total depreciation and amortization         $   2,276    $   1,742   $   4,018
                                            =========    =========   =========
Identifiable assets                         $ 103,538    $  45,387   $ 148,925
                                            =========    =========
Corporate assets                                                         1,506
                                                                     ---------
                                                                     $ 150,431
                                                                     =========
Capital expenditures                        $   3,147    $   3,122   $   6,269
                                            =========    =========   =========

NOTE 12 - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly income statements (in thousands of dollars, except per share amounts) for the years ended June 30, 1996 and 1995 are set forth below:

                                   1st Quarter         2nd Quarter         3rd Quarter        4th Quarter
                               ------------------  ------------------  ------------------  ------------------
                                  1996     1995      1996      1995      1996      1995      1996      1995
                               --------  --------  --------  --------  --------  --------  --------  --------

Net sales                      $ 62,349  $ 65,512  $ 74,347  $ 75,619  $ 53,556  $ 54,891  $ 64,032  $ 60,501
Costs and expenses:
 Cost of goods sold              38,813    39,802    47,885    44,572    32,834    33,160    40,853    38,110
 Selling and administrative      20,913    20,305    23,263    22,583    18,186    20,902    19,065    19,754
 Restructuring charge                 -         -    18,818         -      (501)        -         -         -
 Depreciation and amortization    1,525     1,349     1,715     1,207     1,482     1,465     1,244     1,454
                               --------  --------  --------  --------  --------  --------  --------  --------
Operating income (loss)           1,098     4,056   (17,334)    7,257     1,555      (636)    2,870     1,183
Interest expense, net             1,085       826     1,117       950       996     1,001       874     1,056
                               --------  --------  --------  --------  --------  --------  --------  --------
Income (loss) before
 income taxes                        13     3,230   (18,451)    6,307       559    (1,637)    1,996       127
Provision (benefit) for
 income taxes                         4     1,176    (6,072)    2,210       195      (581)      699         5
                               --------  --------  --------  --------  --------  --------  --------  --------
Net income (loss)              $      9  $  2,054  $(12,379) $  4,097  $    364  $ (1,056) $  1,297  $    122
                               ========  ========  ========  ========  ========  ========  ========  ========

Net income (loss) per
 common share                     $0.00     $0.18    ($1.04)    $0.36     $0.03    ($0.09)     $.11      $.01
                                  =====     =====     =====     =====     =====     =====      ====      ====

         [S][C]

Item 9.  Changes In and Disagreements With Accountants on Accounting and
- ------   ---------------------------------------------------------------
           Financial Disclosure
           --------------------

         None.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
- -------   --------------------------------------------------

     The information required by this item with regard to executive officers is included in Part I, Item 4 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

     The information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 1995 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election Of Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1996.

Item 11.  Executive Compensation
- -------   ----------------------

     The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
- -------   --------------------------------------------------------------

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1996.

Item 13.  Certain Relationships and Related Transactions
- -------   ----------------------------------------------

     The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation - Transactions With Management and Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1996.

                                     PART IV
                                     -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------   ---------------------------------------------------------------

(a) The following financial statements, schedules and exhibits are filed as part of this report.
          (1) Financial Statements and Financial Statement Schedules - See Index to Financial Statements at Item 8 on page 17 of this report.

(b)  Reports on Form 8-K:
          The Company filed a Current Report on Form 8-K, dated April 28, 1996, which included the contents of a press release announcing the resignation of Jerry L. Roy as Chief Executive Officer of the Company.
          The Company filed a Current Report on Form 8-K, dated April 23, 1996, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 1996
          The Company filed a Current Report on Form 8-K, dated August 13, 1996, which included the contents of a press release announcing the unaudited results of operations for the three and twelve-month periods ended June 30, 1996.

(c)  Exhibits:
          A list of the exhibits required by Item 601 of regulation S-K to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(d)  Not applicable.


                                             --------------------




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                TANDYCRAFTS, INC.
                                    (Registrant)

September 27, 1996              By: /s/ Michael J. Walsh
                                    ----------------------
                                    Michael J. Walsh
                                    President and Chief Executive Officer
                                    and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 27th day of September, 1996, by the following persons on behalf of the Registrant and in the capacities indicated.

                  /s/ B. Frank Bigger
                  -------------------------------
                  B. Frank Bigger
                  Director

                  /s/ R.E. Cox III
                  -------------------------------
                  R. E.. Cox III
                  Chairman of the Board

                  /s/ James D. Allen
                  -------------------------------
                  James D. Allen
                  Executive Vice President and
                  Chief Financial Officer
                  (Chief Accounting Officer)

                  /s/ Joe K. Pace
                  -------------------------------
                  Joe K. Pace
                  Director

                  /s/ Sheldon I. Stein
                  -------------------------------
                  Sheldon I. Stein
                  Director

                  /s/ Robert Schutts
                  -------------------------------
                  Robert Schutts
                  Director

                  /s/ Carol Smith
                  -------------------------------
                  Carol Smith
                  Director

                  /s/ Michael J. Walsh
                  -------------------------------
                  Michael J. Walsh
                  President and Chief Executive Officer
                  and Director


                                                                   Schedule VIII

                       TANDYCRAFTS, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves

                                 (In thousands)

                                                   Year ended June 30,
                                           -----------------------------------
                                              1996         1995         1994
                                           ---------    ---------    ---------
Allowance for doubtful accounts:
   Balance, beginning of year              $     605    $     441    $     264

   Additions charged to profit and loss        1,094          788          343

   Accounts receivable charged off, net
      of recoveries                             (909)        (624)        (166)
                                           ---------    ---------    ---------
   Balance, end of year                    $     790    $     605    $     441
                                           =========    =========    =========





                                TANDYCRAFTS, INC.

                                INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the year ended June 30, 1996.

Exhibit
Number         Description
- -------        -----------

3.1            Certificate of Incorporation (1)

3.2            Amended and Restated Bylaws of the Company (8)

3.3            Certificate of Amendment of Certificate of Incorporation
                dated December 7, 1992 (3)

10.1 *         Executive Officers Incentive Bonus Plan (8)

10.2 *         The Tandycrafts, Inc. 1992 Stock Option Plan (2)

10.3 *         The Tandycrafts, Inc. 1992 Director Stock Option Plan (2)

10.4 *         Form of Stock Option Agreement used to evidence stock options granted under the Tandycrafts, Inc. 1992 Stock Option Plan (3)

10.5 *         Form of Stock Option Agreement used to evidence stock options granted under the Tandycrafts, Inc. 1992 Director Stock Option Plan (3)

10.6 *         Amended and Restated Tandycrafts, Inc. ESOP Benefit Restoration
                Plan (8)

10.7           Revolving Credit and Term Loan Agreement (4)

10.8 *         Amendment to the Tandycrafts, Inc. 1992 Stock Option Plan (5)

10.9 *         Amended Tandycrafts, Inc. 1992 Director Stock Option Plan (6)

10.10          Second Amendment to Revolving Credit and Term Loan Agreement (7)

10.11          Third Amendment to Revolving Credit and Term Loan Agreement (8)

10.12          Fourth Amendment to Revolving Credit and Term Loan Agreement (8)

10.13 #         Fifth Amendment to Revolving Credit and Term Loan Agreement

21 #           Subsidiaries of the Registrant

23 #           Consent of Independent Accountants

27 #           Financial Data Schedule (filed electronically only)



#  Filed herewith.
*  Indicates management compensatory plan, contract or arrangement.

(1)Filed with the Commission as an Exhibit to the Company's Form S-1 Registration Statement (No. 2-54086) and incorporated herein by reference.
(2)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 5, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Such Exhibit is incorporated herein by reference.
(3)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(4)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
(5)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(6)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 3, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(7)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.
(8)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.