Form 10-Q
period 1996-09-30
TANDYCRAFTS INC
filed 1996-11-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                       Shares outstanding as of October 31, 1996
-----------------------------      -----------------------------------------
Common Stock, $1.00 par value                      12,524,272


                                TANDYCRAFTS, INC.

                                    Form 10-Q

                        Quarter Ended September 30, 1996

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


                                     PART I
Item 1. Financial Statements
        --------------------


                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                    1996                 1995
                                                -----------          -----------

Net sales                                       $    57,770          $    62,349
                                                -----------          -----------

Operating costs and expenses:
   Cost of goods sold                                35,688               38,813
   Selling, general and administrative               18,662               20,913
   Depreciation and amortization                      1,372                1,525
                                                -----------          -----------
     Total operating costs and expenses              55,722               61,251
                                                -----------          -----------

Operating income                                      2,048                1,098

Interest expense, net                                   822                1,085
                                                -----------          -----------

Income before provision for income taxes              1,226                   13
Provision for income taxes                              429                    4
                                                -----------          -----------
      Net income                                $       797          $         9
                                                ===========          ===========

Net income per share                            $      0.07          $      0.00
                                                ===========          ===========

Weighted average common and
   common equivalent shares                          12,198               11,769
                                                     ======               ======



                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                 September 30,       June 30,
                                                     1996              1996
                                                 ------------     ------------
ASSETS
------
Current assets:
   Cash, including short-term investments        $      1,767     $      1,512
   Trade accounts receivable, net of,
      allowance for doubtful accounts of
      $1,302 and $784, respectively                    27,450           31,741
   Inventories                                         62,239           59,284
   Other current assets                                 3,975            7,234
                                                 ------------     ------------
         Total current assets                          95,431           99,771
                                                 ------------     ------------

Property and equipment, at cost                        51,335           50,686
Accumulated depreciation                              (24,796)         (23,903)
                                                 ------------     ------------
   Property and equipment, net                         26,539           26,783
                                                 ------------     ------------

Other assets                                              610              751
Goodwill                                               41,014           41,274
                                                 ------------     ------------
                                                 $    163,594     $    168,579
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable                                 $          0     $      3,270
   Accounts payable                                    14,338           13,259
   Accrued liabilities and other                       13,929           17,222
                                                 ------------     ------------
         Total current liabilities                     28,267           33,751
                                                 ------------     ------------

Long-term debt                                         49,000           50,000
Deferred income taxes                                   1,230            1,230

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued      18,528           18,528
   Additional paid-in capital                          19,669           19,371
   Retained earnings                                   70,172           69,375
   Cost of stock in treasury, 6,241,111 shares
      and 6,349,607 shares, respectively              (23,272)         (23,676)
                                                 ------------     ------------
         Total stockholders' equity                    85,097           83,598
                                                 ------------     ------------
                                                 $    163,594     $    168,579
                                                 ============     ============


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                Three Months Ended September 30,
                                                -------------------------------
                                                    1996               1995
                                                -----------         -----------

Net cash flows from operating activities        $     4,691         $    (1,361)
                                                -----------         -----------

Cash flows from investing activities:
 Additions to property and equipment, net,
   excluding the effect of businesses acquired         (868)               (809)
                                                -----------         -----------
       Net cash used for investing activities          (868)               (809)
                                                -----------         -----------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit
   program, net                                         702               1,031
 Borrowings (repayments) under bank credit
   facility, net                                     (4,270)              1,400
                                                -----------         -----------
       Net cash provided (used) by
        financing activities                         (3,568)              2,431
                                                -----------         -----------

Increase in cash, including short-term
 investments                                            255                 261
Balance, beginning of period                          1,512               1,807
                                                -----------         -----------
Balance, end of period                          $     1,767         $     2,068
                                                ===========         ===========



                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                      Additional
                                           Common      paid-in    Retained    Treasury
                                            stock      capital    earnings     stock        Total
                                          --------    --------    --------    --------    --------

Balance, June 30, 1996                    $ 18,528    $ 19,371    $ 69,375    $(23,676)   $ 83,598
ESOP forfeitures of 52,003 shares                -        (187)          -        (194)       (381)
Sale of 160,499 shares of treasury stock
   to employee benefit program                   -         485           -         598       1,083
Net income for three months ended
   September 30, 1996                            -           -         797           -         797
                                          --------    --------    --------    --------    --------
Balance, September 30, 1996               $ 18,528    $ 19,669    $ 70,172    $(23,272)   $ 85,097
                                          ========    ========    ========    ========    ========


                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of September 30, 1996 and June 30, 1996, and the results of operations and cash flows for the three-month periods ended September 30, 1996 and September 30, 1995. The results of operations for the three-month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at September 30, 1996 consisted of the following (in thousands):

          Merchandise held for sale            $ 46,024
          Raw materials and work-in-process      16,215
                                               --------
                                               $ 62,239
                                               ========

NOTE 3 - EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three-month periods ended September 30, 1996 and 1995, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                         Three Months Ended
                                           September 30,
                                      -----------------------
                                         1996         1995
                                      ---------     ---------

  Weighted average shares                12,198        11,769
  Common stock equivalents                    -             -
                                      ---------     ---------
  Total weighted average common and
   common equivalent shares              12,198        11,769
                                      =========     =========


NOTE 4 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

In fiscal 1996, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI of Nocona Belt Company and Rivertown Button Company, which was relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. In the quarter ended September 30, 1996, $339,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to the purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated by management.

During the quarter ended September 30, 1996, the Company closed one Tandy Leather store which was initially targeted in the restructuring program. The Company expects to complete the sale of Cargo during the first half of fiscal 1997.

The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the September 30, 1996 balance sheet (in thousands):

                                      Specialty       Specialty
                                    Manufacturing      Retail      Corporate      Total
                                    -------------    ----------    ---------    ---------

      Balance at June 30, 1996        $ 1,184         $   439       $    -       $ 1,623
      Cash payments                      (269)            (30)           -          (299)
      Non-cash asset writedowns          (339)              -            -          (339)
                                      -------         -------       ------       -------
      Balance at September 30, 1996   $   576         $   409       $    -       $   985
                                      =======         =======       ======       =======

The above accruals are estimates based on the Company's judgment at this time. Adjustments to the restructuring accrual may be necessary in the future based on further development of restructuring related activitiescosts. Although no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which are aimed at improving the profitability and competitive position of the Company.

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                Three Months Ended September 30,
                          -------------------------------------------
                                  1996                    1995
                          --------------------   --------------------
                                     Operating               Operating
                                      Income                  Income
                           Sales      (loss)      Sales       (loss)
                          --------   --------    --------    --------

Specialty retail          $  5,126   $    122    $  4,700    $     74
Specialty manufacturing        869         (3)      5,049        (530)
                          --------   --------    --------    --------
  Total                   $  5,995   $    119    $  9,749    $   (456)
                          ========   ========    ========    ========





Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 172 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 72 stores located in ten states; Sav-On Office Supplies, which sells office supplies and related products through a chain of 36 stores located in eleven states; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 39 stores located primarily in regional shopping malls. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and TWI.

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

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three-month periods ended September 30, 1996 and 1995 (in thousands):

                                  Three Months Ended September 30,
                                ------------------------------------
                                      1996               1995           % Increase (Decrease)
                                ----------------   -----------------    --------------------
                                         Operating         Operating               Operating
                                          Income             Income                  Income
                                 Sales    (loss)    Sales    (loss)      Sales       (loss)
                                -------   ------   -------   -------    -------    ---------
Specialty retail:
----------------
Tandy Leather                   $ 9,558   $ (331)  $10,262   $   189       (6.9)%   (275.1)%
Sav-On  Office Supplies           9,455      562     7,545        59       25.3      852.5
Joshua's Christian Stores         5,828     (746)    7,070      (727)     (17.6)      (2.6)
Cargo Furniture & Accents         5,126      122     4,700        74        9.1       64.9
                                -------   ------   -------   -------    -------    -------
 Specialty retail                29,967     (393)   29,577      (405)       1.3        3.0
                                -------   ------   -------   -------    -------    -------

Specialty manufacturing:
-----------------------
Picture Frames and Framed Art    16,822    2,131    18,634     2,157       (9.7)      (1.2)
TWI                              10,112      938     9,089     1,109       11.3      (15.4)
Divested Units                      869       (3)    5,049      (530)     (82.8)      99.4
                                -------   ------   -------   -------    -------    -------
 Specialty manufacturing         27,803    3,066    32,772     2,736      (15.2)      12.1
                                -------   ------   -------   -------    -------    -------

 Total operations, excluding
   corporate                    $57,770   $2,673   $62,349   $ 2,331       (7.4)%     14.7%
                                =======   ======   =======   =======    =======    =======


RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, consolidated net sales decreased $4,579,000, or 7.4% while operating income, excluding corporate, increased $342,000 or 14.7% compared to the same period last year. Discussions relative to each of the Company's industry segments are set forth below.


SPECIALTY RETAIL
Net sales for the specialty retail segment increased $390,000, or 1.3%, compared to the same quarter last year. The specialty retail segment contributed 51.9% of consolidated net sales in the quarter ended September 30, 1996 compared to 47.4% in the same quarter last year. The operating loss of this segment decreased $12,000 or 3.0% for the three month period ended September 30, 1996 compared to the same period of the prior year.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased $704,000, or 6.9%, compared to the same quarter last year with a decrease in same-store sales of 6.2%. The decrease in sales reflects the continued downward trend in Southwest and western fashion markets, as well as higher than normal store manager turnover during the past year.

Tandy Leather Company had an operating loss of $331,000 for the quarter ended September 30, 1996 compared to operating income of $189,000 for the same quarter last year. The decrease in operating income is primarily a result of the decrease in sales combined with a decrease in gross margin achieved during the quarter. For the quarter ended September 30, 1996, gross profit decreased $661,000, or 3.0 points as a percent of sales, compared to the same quarter of the previous year primarily as a result of decreased sales and a change in the sales mix. Selling, general and administrative expenses decreased approximately $144,000 for the quarter when compared to the same quarter last year; however, expenses as a percent of sales were up slightly due to the decrease in sales.

Sav-On Office Supplies
Sav-On Office Supplies achieved a $1,910,000, or 25.3%, increase in net sales with two fewer stores than the same quarter last year. Same-store sales increased 28.3% over the same quarter last year. The sales increases were partially due to the addition of a line of PC printers and fax machines to the merchandise assortment.

Sav-On's operating income increased $503,000, or 852.5%, for the quarter ended September 30, 1996 compared to the same quarter last year. The increase in operating income is principally a result of increased sales and efficiency gains at both stores and administrative units. Selling, general and administrative expenses as a percentage of sales decreased 5.5 percentage points due principally to the increase in sales with constant levels of labor and occupancy costs. Gross profit as a percent of sales for the quarter decreased compared to the same quarter last year primarily due to the addition of the PC printers and fax machines, which carry lower margins than the average of Sav-On's other merchandise categories.

Joshua's Christian Stores
Joshua's net sales declined $1,242,000, or 17.6%, compared to the same quarter last year, with same-store sales declining 19.7% for the quarter. The sales decrease is attributable to significant price promotions offered in the prior year which were not repeated this year and to reduced advertising in the current quarter while Joshua's new management team developed a new marketing plan.

Despite the significant decrease in sales for the quarter, Joshua's operating loss increased only $19,000, or 2.6%, from the same quarter last year. Gross profit as a percent of sales for the current quarter increased significantly compared to the percentage for the same quarter of the previous year due to the decision not to repeat the unprofitable price promotions offered in the prior year and to the realignment of the merchandise assortment in the stores to "best-selling", higher margin products. Selling, general and administrative expenses at Joshua's decreased slightly for the quarter ended September 30, 1996 compared to the same quarter of the prior year primarily due to the decreased advertising in the current quarter.

Cargo Furniture & Accents
Net sales for Cargo increased $426,000, or 9.1%, compared to the same quarter last year due to increased sales in the contract division of Cargo. Same-store sales declines of 15.9% resulting from product availability problems with a major supplier partially offset the increase in contract sales.

Operating income for Cargo increased $48,000, from $74,000 for the quarter ended September 30, 1995, to $122,000 for the quarter ended September 30, 1996. The increase in operating income is attributable to a slight decline in selling, general and administrative expenses as a percentage of sales resulting from increased sales without proportionate increases in expenses. Gross profit percentage for Cargo for the quarter ended September 30, 1996 remained relatively unchanged from that of the same period of last year.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment decreased $4,969,000, or 15.2%, while operating income increased $330,000, or 12.1%, compared to the quarter ended September 30, 1995. The decrease in sales reflects the closure or divestiture of certain underperforming business units as part of the restructuring program adopted in December 1995. Excluding divested operations, net sales for the specialty manufacturing segment decreased only $789,000, or 2.8%. The specialty manufacturing segment contributed 48.1% of consolidated net sales in the quarter ended September 30, 1996 compared to 52.6% in the same quarter last year.

Picture Frames and Framed Art
The decrease in net sales for the Picture Frames and Framed Art division was $1,812,000, or 9.7%, compared to the quarter ended September 30, 1995. The decrease is primarily attributable to a shift in the timing of shipments to key picture frame customers which occurred in the first quarter of fiscal 1996 to the second quarter in fiscal 1997. Indicative of this shift in sales between quarters is an increase in the backlog of open orders at Magee Company of approximately $1,043,000, or 39.8%, at September 30, 1996 compared to the balance at September 30, 1995.

Operating income for the Picture Frames and Framed Art division decreased 1.2% from the quarter ended September 30, 1995 to $2,131,000. The decrease in operating income for the quarter reflects the decrease in sales, partially offset by increased gross margin percentages of this division due to increased manufacturing efficiencies and a more profitable sales mix.

Tandy Wholesale International ("TWI")
Net sales for the TWI division, increased $1,023,000, or 11.3%, compared to the same quarter last year. The increase in net sales reflects the sales of 1996 Olympic products by the Licensed Products Group and the increased wholesale sales of Tandy Leather Manufacturing in the quarter ended September 30, 1996 compared to the same quarter of the previous year.

The TWI division's operating income decreased $171,000, or 15.4%, for the quarter compared to the same quarter last year. Operating income of the Licensed Products Group decreased 28% due principally to customer returns of Olympic merchandise and severance costs absorbed during the quarter associated with changes in management. Operating income at Tandy Leather Manufacturing increased 56% primarily due to the increased sales of this unit.


Strategic restructuring and consolidation program
In fiscal 1996, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores including two at Sav-On Office Supplies, five at Joshua's Christian Stores and four at Tandy Leather Company, (iv) the consolidation of certain functions within TWI of Nocona Belt Company and Rivertown Button Company, which was relocated from Houston, Minnesota to Fort Worth, Texas, (v) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (vi) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. In the quarter ended September 30, 1996, $339,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to the purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated by management.

During the quarter ended September 30, 1996, the Company has closed one Tandy Leather store which was initially targeted in the restructuring program. The Company expects to complete the sale of Cargo during the first half of fiscal 1997.

The following table sets forth the accrual activity in the restructuring reserve, which is included in current accrued liabilities in the September 30, 1996 balance sheet (in thousands):

                                           Specialty      Specialty
                                         Manufacturing     Retail      Corporate     Total
                                         -------------    ---------    ---------    -------

      Balance at June 30, 1996             $  1,184       $    439      $     -     $ 1,623
      Cash payments                            (269)           (30)           -        (299)
      Non-cash asset writedowns                (339)             -            -        (339)
                                           --------       --------      -------     -------
      Balance at September 30, 1996        $    576       $    409      $     -     $   985
                                           ========       ========      =======     =======

The above accruals are estimates based on the Company's judgment at this time. Adjustments to the restructuring accrual may be necessary in the future based on further development of restructuring related activitiescosts. Although no additional restructuring plans are currently under consideration, the Company continues to evaluate possible actions which are aimed at improving the profitability and competitive position of the Company.

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                              Three Months Ended September 30,
                          ------------------------------------------
                                1996                    1995
                          -------------------    -------------------
                                     Operating              Operating
                                      Income                 Income
                           Sales      (loss)      Sales      (loss)
                          -------    --------    -------    --------

Specialty retail          $ 5,126    $    122    $ 4,700    $     74
Specialty manufacturing       869          (3)     5,049        (530)
                          -------    --------    -------    --------
  Total                   $ 5,995    $    119    $ 9,749    $   (456)
                          =======    ========    =======    ========


Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 32.3% as a percent of sales for the quarter ended September 30, 1996 compared to 33.5% for the same quarter last year. In total dollars, selling, general and administrative expenses decreased $2,251,000, or 10.8%, when compared to the same quarter last year. The decrease in expenses was primarily due to the reduction in expenses related to those companies closed or divested during fiscal 1996 and to a change in the provisions of the Company's Employee Stock Ownership Plan ("ESOP") which reduced the Company's matching contribution from 200% to 100% and allowed forfeited shares to be used to reduce future Company contributions to the ESOP.

Depreciation and amortization
Consolidated depreciation and amortization decreased $153,000, or 10.0%, for the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. The decrease is due primarily to the sale or write-down of equipment of businesses closed or divested during fiscal 1996.

Interest expense, net
Net interest expense decreased $263,000, or 24.2%, for the quarter ended September 30, 1996 compared to the same quarter last year. The decrease in interest expense was due to a decrease in average borrowings during the quarter when compared to the prior year quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from cash flows from operations, sales of treasury stock to employee benefit programs, and borrowings under the Company's revolving credit facility. These funds have been used primarily to finance acquisitions, purchase property and equipment, and finance the growth in inventories and receivables.

During the quarter ended September 30, 1996, cash increased $255,000. Cash provided by operating activities of $4,691,000 primarily resulted from a decrease in receivables and an increase in accounts payable, partially offset by an increase in inventories related mainly to the building of inventory for the holiday season. Cash used for investing activities of $868,000 resulted from capital expenditures for property and equipment. Cash of approximately $3,568,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility, partially offset by the funding of the Company's contribution to the Tandycrafts Employee Stock Ownership Program with treasury stock.

The Company has a $60 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit, renewable annually. As part of the Company's restructuring and consolidation program adopted in fiscal 1996, the banks agreed to extend the maturity date of the current revolving credit facility to October 1, 1997. The Company is currently negotiating the renewal of the credit facility with the banks. The Company has agreed with the lending banks to reduce the commitment amount under the revolving loan agreement from $60,000,000 to $50,000,000 by January 2, 1997.
The Company estimates that cash generated from the sale of assets contemplated by the strategic restructuring program and cash flow from operations will enable the Company to reduce the facility to $50,000,000 by January 2, 1997 and operate within that commitment amount on a continuing basis. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors herein.

Cash of approximately $868,000 was used for capital expenditures during the quarter ended September 30, 1996. Planned capital expenditures for the remainder of fiscal 1997 approximate $4,100,000 and are primarily targeted for investments in the Picture Frames and Framed Art division and expansion of Sav-On's store base. Current store expansion plans call for Sav-On to open up to six new stores during the remainder of fiscal 1997. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans.

NEW ACCOUNTING STANDARDS

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that long-lived assets held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. The adoption of this standard had no impact on the Company's financial position or results of operations.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. A reserve for losses associated with these alleged guarantees was established in fiscal 1996 and, based on the present information with respect to about the rejected leases, management believes such reserve is adequate to cover any liability the Company may have the Company's liability under these alleged guarantees. Actual results may differ from this forward-looking projection. The former subsidiary may reject further alleged guaranteed leases with alleged guarantees, which may result in additional potential liabilitylosses. Please refer to the risk factors discussion herein.




                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          Exhibits      Description
          --------  ----------------------------

           10.14    Sixth Amendment to Revolving Credit and Term Loan Agreement

              27    Financial Data Schedule

          Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated October 22, 1996, which included the contents of a press release announcing the unaudited results of operations for the three-month period ended September 30, 1996.



                                TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  November 14, 1996           By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     President, Chief Executive Officer
                                     and Director



Date:  November 14, 1996           By:/s/James D. Allen
                                     -----------------------
                                     James D. Allen
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)