Form 10-Q
period 1996-12-31
TANDYCRAFTS INC
filed 1997-02-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended December 31, 1996

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                      Shares outstanding as of January 31, 1996
-----------------------------     -----------------------------------------
Common Stock, $1,00 par value                     12,560,767



                                TANDYCRAFTS, INC.

                                    Form 10-Q

                         Quarter Ended December 31, 1996

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.
----                                                    --------

1.   Condensed Consolidated Financial Statements             3-9

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations          9-16


                           PART II - OTHER INFORMATION

4.   Submission of Matters to a Vote of Security
     Holders                                                  17

6.   Exhibits and Reports on Form 8-K                         17

     Signatures                                               18


                                     PART I
                                    -------
Item 1.  Financial Statements
         --------------------

                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                          Three Months Ended          Six Months Ended
                                             December 31,                December 31,
                                      ------------------------     -----------------------
                                         1996          1995           1996         1995
                                      ----------    ----------     ----------   ----------

Net sales                             $   73,246    $   74,347     $  131,016   $  136,696
                                      ----------    ----------     ----------   ----------

Operating costs and expenses:
 Cost of goods sold                       46,732        47,885         82,420       86,698
 Selling, general and administrative      20,775        23,263         39,437       44,176
 Restructuring charges                         0        18,818              0       18,818
 Depreciation and amortization             1,391         1,715          2,763        3,240
                                      ----------    ----------     ----------   ----------
 Total operating costs and expenses       68,898        91,681        124,620      152,932
                                      ----------    ----------     ----------   ----------

Operating income (loss)                    4,348       (17,334)         6,396      (16,236)
Interest expense, net                        833         1,117          1,655        2,202
                                      ----------    ----------     ----------   ----------
Income (loss) before provision
 for income taxes                          3,515       (18,451)         4,741      (18,438)
Provision (benefit) for income taxes       1,230        (6,072)         1,659       (6,068)
                                      ----------    ----------     ----------   ----------

 Net income (loss)                    $    2,285    $  (12,379)    $    3,082   $  (12,370)
                                      ==========    ==========     ==========   ==========

Net income (loss) per share           $     0.19    $    (1.04)    $     0.25   $    (1.04)
                                      ==========    ==========     ==========   ==========

Weighted average common and
 common equivalent shares                 12,346        11,935         12,272       11,852
                                      ==========    ==========     ==========   ==========

                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                 December 31,       June 30,
                                                     1996             1996
                                                 ------------     ------------
ASSETS
------
Current assets:
   Cash, including short-term investments        $      2,225     $      1,512
   Trade accounts receivable, net of allowance
      for doubtful accounts of $1,268 and
      $784, respectively                               34,352           31,741
   Inventories                                         58,010           59,284
   Other current assets                                 3,660            7,234
                                                 ------------     ------------
         Total current assets                          98,247           99,771
                                                 ------------     ------------

Property and equipment, at cost                        51,510           50,686
Accumulated depreciation                              (25,476)         (23,903)
                                                 ------------     ------------
   Property and equipment, net                         26,034           26,783
                                                 ------------     ------------

Other assets                                              752              751
Goodwill                                               40,757           41,274
                                                 ------------     ------------
                                                 $    165,790     $    168,579
                                                 ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Current portion of long-term debt             $          0     $      3,270
   Accounts payable                                    14,284           13,259
   Accrued liabilities and other                       14,701           17,222
                                                 ------------     ------------
         Total current liabilities                     28,985           33,751
                                                 ------------     ------------

Long-term debt                                         47,010           50,000
Deferred income taxes                                   1,230            1,230

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued      18,528           18,528
   Additional paid-in capital                          20,120           19,371
   Retained earnings                                   72,457           69,375
   Cost of stock in treasury, 6,044,751 shares
      and 6,349,607 shares, respectively              (22,540)         (23,676)
                                                 ------------     ------------
         Total stockholders' equity                    88,565           83,598
                                                 ------------     ------------
                                                 $    165,790     $    168,579
                                                 ============     ============


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                       Six Months Ended
                                                          December 31,
                                                 -----------------------------
                                                     1996             1995
                                                 ------------     ------------

Net cash flows from operating activities         $      6,714     $      1,643
                                                 ------------     ------------

Cash flows from investing activities:
 Additions to property and equipment, net              (1,626)          (1,840)
                                                 ------------     ------------
      Net cash used for investing activities           (1,626)          (1,840)
                                                 ------------     ------------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit
   program, net                                         1,885            2,834
 Borrowings under bank credit facility, net            (6,260)               -
                                                 ------------     ------------
      Net cash provided (used) by financing
       activities                                      (4,375)           2,834
                                                 ------------     ------------

Increase in cash, including short-term
 investments                                              713            2,637
Balance, beginning of period                            1,512            1,807
                                                 ------------     ------------
Balance, end of period                           $      2,225     $      4,444
                                                 ============     ============


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Additional
                                            Common      paid-in      Retained    Treasury
                                             stock      capital      earnings     stock       Total
                                            -------    ----------    --------    --------    --------

Balance, June 30, 1996                      $18,528     $ 19,371     $ 69,375    $(23,676)   $ 83,598
ESOP forfeitures of 69,097 shares                 -         (247)           -        (258)       (505)
Sale of 373,953 shares of treasury stock
 to employee benefit program                      -          996            -       1,394       2,390
Net income for six months ended
 December 31, 1996                                -            -        3,082           -       3,082
                                            -------     --------     --------    --------    --------
Balance, December 31, 1996                  $18,528     $ 20,120     $ 72,457    $(22,540)   $ 88,565
                                            =======     ========     ========    ========    ========

                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and restructuring charges as more fully described in Note 4, below) necessary for a fair statement of the Company's financial position as of December 31, 1996 and June 30, 1996, and the results of operations and cash flows for the six-month periods ended December 31, 1996 and December 31, 1995. The results of operations for the three and six-month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at December 31, 1996 consisted of the following (in thousands):

          Merchandise held for sale          $ 43,044
          Raw materials and work-in-process    14,966
                                             --------
                                             $ 58,010
                                             ========

NOTE 3 - EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods.
For the three and six-month periods ended December 31, 1996 and 1995, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                          December 31,        December 31,
                                       -----------------    -----------------
                                        1996      1995       1996      1995
                                       -------   -------    -------   -------

   Weighted average shares              12,346    11,935     12,272    11,852
   Common stock equivalents                  -         -          -         -
                                       -------   -------    -------   -------
   Total weighted average common and
    common equivalent shares            12,346    11,935     12,272    11,852
                                       =======   =======    =======   =======


NOTE 4 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

Description
In December 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores, (iv) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (v) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3
million in fiscal 1996.   During the three and six month periods ended December
31, 1996, $131,000 and $470,000, respectively, of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

During the six months ended December 31, 1996, the Company closed one Tandy Leather store, two Sav-On stores and three Joshua's Christian stores which were initially targeted in the restructuring program.

On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. Gain on the transaction is not expected to be material and will be deferred as a result of the Company's guaranty.

After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at December 31, 1996 primarily represents lease obligations related to stores and manufacturing facilities which were closed as part of the restructuring program.

The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the December 31, 1996 balance sheet (in thousands):

                                   Specialty     Specialty
                                 Manufacturing    Retail     Corporate    Total
                                 -------------   ---------   ---------   -------

      Balance at June 30, 1996      $ 1,184       $   439     $   -      $ 1,623
      Cash payments                    (571)         (135)        -         (706)
      Non-cash asset writedowns        (439)          (31)        -         (470)
                                    -------       -------     -----      -------
      Balance at December 31, 1996  $   174       $   273     $   -      $   447
                                    =======       =======     =====      =======

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

Revenues and operating losses (before restructuring charges) from separately identifiable businesses divested as part of the restructuring plan are set forth below by segment (in thousands):

                                Three Months Ended December 31,
                          -----------------------------------------
                                1996                   1995
                          ------------------    -------------------
                                    Operating              Operating
                                     Income                 Income
                           Sales     (loss)      Sales      (loss)
                          -------   --------    -------    --------

Specialty manufacturing   $   527   $      -    $ 4,852    $   (763)
Specialty retail            4,709       (125)     4,852         112
                          -------   --------    -------    --------
  Total                   $ 5,236   $   (125)   $ 9,704    $   (651)
                          =======   ========    =======    ========


                                Six Months Ended December 31,
                          -----------------------------------------
                                1996                   1995
                          ------------------    -------------------
                                    Operating              Operating
                                     Income                 Income
                           Sales     (loss)      Sales      (loss)
                          -------   --------    -------    --------

Specialty manufacturing   $ 1,396   $     (3)   $ 9,901    $ (1,293)
Specialty retail            9,835         (3)     9,552         186
                          -------   --------    -------    --------
  Total                   $11,231   $     (6)   $19,453    $ (1,107)
                          =======   ========    =======    ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of four distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 172 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 72 stores located in eight states; Sav-On Office Supplies, which sells office supplies and related products through a chain of 36 stores located primarily in smaller markets; and Cargo Furniture and Accents, which sells a proprietary line of solid wood furniture and decorative accessories through a chain of 38 stores located primarily in regional shopping malls. As further discussed under the heading Strategic restructuring and consolidation program, the Company sold Cargo to an acquisition group comprised of management and employees of Cargo effective January 27, 1997. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and TWI.

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

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and six-month periods ended December 31, 1996 and 1995 (in thousands):

                                  Three Months Ended December 31,
                             -----------------------------------------
                                   1996                  1995             % Increase (Decrease)
                             -------------------   -------------------    ---------------------
                                       Operating             Operating                Operating
                              Sales      Income     Sales      Income      Sales        Income
                             --------  ---------   --------  ---------    -------     ---------

Specialty Retail:
-----------------
Tandy Leather                $ 11,573   $   676    $ 12,317   $   882     $ (6.0)%      (23.4)%
Sav-On Office Supplies          8,571       388       7,093        26       20.8       1392.3
Joshua's Christian Stores      11,330       230      10,300      (189)      10.0        221.7
Cargo Furniture & Accents       4,709      (125)      4,852       112       (2.9)      (211.6)
Restructuring charges               -         -           -         -       (835)       100.0
                             --------   -------    --------   -------     ------      -------
 Specialty Retail              36,183     1,169      34,562        (4)       4.7      29325.0
                             --------   -------    --------   -------     ------      -------

Specialty Manufacturing:
-----------------------
Frames and Framed Art          27,295     4,353      26,628     3,833        2.5%        13.6%
TWI                             9,241      (170)      8,305       425       11.3        140.0)
Divested Units                    527         -       4,852      (763)     (89.1)       100.0
Restructuring charges               -         -           -   (17,943)         -        100.0
                             --------   -------    --------   -------     ------      -------
 Specialty Manufacturing       37,063     4,183      39,785   (14,448)      (6.8)       128.9
                             --------   -------    --------   -------     ------      -------

 Total operations, excluding
  corporate                  $ 73,246   $ 5,352    $ 74,347  ($14,452)      (1.5)%      137.0%
                             ========   =======    ========   =======     ======      =======


                                   Six Months Ended December 31,
                             -----------------------------------------
                                   1996                  1995             % Increase (Decrease)
                             -------------------   -------------------    ----------------------
                                       Operating             Operating                Operating
                              Sales      Income     Sales      Income      Sales        Income
                             --------  ---------   --------  ---------    -------     ---------
Specialty Retail:
----------------
Tandy Leather                $ 21,131   $   346    $ 22,578    $ 1,071     (6.4)%       (67.7)%
Sav-On Office Supplies         18,026       950      14,638         85     23.1        1017.6
Joshua's Christian Stores      17,158      (517)     17,370       (916)    (1.2)         43.6
Cargo Furniture & Accents       9,835        (3)      9,552        186      3.0        (101.6)
Restructuring charges               -         -           -       (835)       -         100.0
                             --------   -------    --------    -------    -----       -------
 Specialty Retail              66,150       776      64,138       (409)     3.1         289.7
                             --------   -------    --------    -------    -----       -------

Specialty Manufacturing:
-----------------------
Frames and Framed Art          44,118     6,484      45,261      5,990     (2.5)%         8.2%
TWI                            19,352       768      17,396      1,533     11.2         (49.9)
Divested Units                  1,396        (3)      9,901     (1,293)   (85.9)         99.8
Restructuring charges               -         -           -    (17,943)       -         100.0
                             --------   -------    --------    -------    -----       -------
 Specialty Manufacturing       64,866     7,249      72,558    (11,713)   (10.6)        161.9
                             --------   -------    --------    -------    -----       -------

 Total operations, excluding
  corporate                  $131,016   $ 8,025    $135,696   ($12,122)    (4.2)%       166.2%
                             ========   =======    ========    =======    =====       =======

RESULTS OF OPERATIONS

Consolidated net sales for the three and six-month periods ended December 31, 1996 decreased $1,101,000, or 1.5%, and $5,680,000, or 4.2%, respectively, compared to the same periods last year. Operating income for the three and six-month periods ending December 31, 1996 was $5,352,000 and $8,025,000, respectively, as compared to operating losses of $14,452,000 and $12,122,000, respectively, for the same periods of the prior year. Excluding restructuring charges, operating income increased $1,026,000, or 23.7%, and $1,369,000, or 20.3%, respectively, for the three and six-month periods ending December 31, 1996 compared to the same periods of the previous year. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
Net sales for the specialty retail segment increased 4.7% for the quarter and 3.1% for the six-months ended December 31, 1996 compared to the same periods last year. The specialty retail segment contributed 49.4% and 50.5% of consolidated net sales for the three and six-month periods ended December 31, 1996, respectively, compared to 46.5% and 46.9%, respectively, for the same periods last year. Before restructuring charges of $835,000 taken in December 1995, operating income increased $338,000, or 40.7%, and $350,000, or 82.2%, respectively, for the three and six-month periods ending December 31, 1996 compared to the same periods of the previous year.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased 6.0% for the quarter and 6.4% for the six-months ended December 31, 1996 compared to the same periods last
year.   Same-store sales at Tandy Leather for the three and six-month periods ending December 31, 1996 decreased 5.4% and 5.7%, respectively. The decrease in sales is attributable to a shorter Christmas selling season in 1996, high store manager turnover and inclement weather in California and the Northwest during December 1996 which negatively impacted sales.

Operating income at Tandy Leather decreased $206,000, or 23.4%, and $725,000, or 67.7%, for the quarter and six months ended December 31, 1996, respectively. These decreases in operating income are the result of declining sales combined with slight declines in gross margins and increases in selling, general and administrative ("SG&A") expenses as a percent of sales during the two periods. For the quarter ended December 31, 1996, gross profit decreased $376,000; however, gross profit as a percentage of sales was relatively unchanged compared
to the same quarter of the previous year.   SG&A expenses for the quarter
decreased $168,000, but increased 1.4 points as a percent of sales due to the sales decline during the quarter. For the six-month period ended December 31, 1996, gross profit decreased $1,037,000 due primarily to decreased sales and to a reduction in gross margin as a percent of sales caused by the declining market in Southwest fashion. SG&A for the six-month period decreased $311,000 from the same period last year, but increased 1.7 points as a percent of sales due to the lower sales levels in 1996.

Sav-On Office Supplies
Sav-On achieved total net sales increases of 20.8% and 23.1% for the quarter and six-month periods ended December 31, 1996, respectively, compared to the same periods last year. Same-store sales increased 23.4% and 25.9% for the quarter and the six-months ended December 31, 1996, respectively, over the comparable periods last year. The sales increase is partially due to the continued maturation of the stores within this chain and the addition of a line of PC printers and fax machines to the merchandise assortment.

Sav-On had operating income of $388,000 and $950,000 for the three and six-month periods ended December 31, 1996, respectively, compared to operating income of $26,000 and $85,000 for the corresponding periods last year. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. SG&A expenses, as a percent of sales, have declined 7.7 points and 6.6 points for the three and six-month periods ended December 31, 1996, respectively, compared to the same periods last year primarily due to an increase in sales without a corresponding increases in labor and occupancy costs. Gross profit, as a percent of sales, for the three and six-months ended December 31, 1996, decreased slightly compared to the respective periods last year primarily as a result of the addition of the PC printers and fax machines, which carry lower margins than the average of Sav-On's other merchandise categories.

Joshua's Christian Stores
Joshua's net sales for the quarter ended December 31, 1996 increased 10.0% compared to the same quarter last year, while sales for the six-month period ended December 31, 1996 decreased $212,000 or 1.2%. Same-store sales increased 9.4% for the quarter but decreased 3.6% for the six-month period ended December 31, 1996. The sales increase for the quarter is the result of successful holiday sales promotions and improved product assortment in the stores. The six-month sales results were negatively impacted by significant price promotions in the first quarter of the prior year which were not repeated this year.

Joshua's Christian Stores had operating income of $230,000 for the quarter and operating losses of $517,000 for the six-month period ended December 31, 1996 compared to operating losses of $189,000 and $916,000, respectively, for the comparable periods last year. For the three and six-months ended December 31, 1996, gross profit as a percent of sales increased; however, SG&A expenses as a percent of sales also increased. Gross margin increased primarily as a result of heavy sales promotions and inventory writedowns of approximately $900,000 taken during the six months ended December 31, 1995. The increase in selling, general and administrative expenses as a percent of sales is due to increases in labor, occupancy and advertising costs incurred in management's efforts to improve store staff levels and to increase customer traffic.

Cargo Furniture & Accents
Net sales for Cargo decreased 2.9% for the quarter and increased 3.0% for the six months ended December 31, 1996 compared to the same periods last year. The increase in sales for the six-month period is due to an increase in contract and dealer sales. The decrease in sales during the quarter ended December 31, 1996 was primarily a result of the product availability problems with a major supplier as well as the shorter holiday selling season in 1996.

Cargo experienced operating losses of $125,000 and $3,000 for the three and six-month periods ended December 31, 1996, respectively, compared to operating income of $112,000 and $186,000, respectively, for the same periods last year. The operating loss for the quarter is attributable to contract and dealer sales, with their lower gross margins, representing a larger percentage of total sales and to additional expenses associated with product availability problems.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment decreased 6.8% and 10.6% for the three and six-month periods ended December 31, 1996, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 50.6% and 49.5% of consolidated net sales for the three and six-month periods ended December 31, 1996, respectively, compared to 53.5% and 53.1%, respectively, for the same periods last year. Operating income for this segment was $4,183,000 and $7,249,000 for the three and six-month periods ended December 31, 1996, respectively, compared to operating losses of $14,448,000 and $11,713,000, respectively, for the same periods of last year. Excluding the results of divested units and restructuring charges of $17,943,000 taken in December 1995, sales of this segment increased $1,603,000, or 4.6%, and $813,000, or 1.3%, for the three and six-month periods ending December 31, 1996, respectively, while operating income decreased $75,000, or 1.8%, and $277,000, or 3.6%, respectively.

Picture Frames and Framed Art
Net sales for the Picture Frames and Framed Art division increased 2.5% and decreased 2.5% for the three and six-month periods ended December 31, 1996, respectively, compared to the same periods last year. The sales increase for the quarter is primarily attributable to the cancellation of certain large framed art orders by a major customer in December of the prior year. The decrease for the six-month period is primarily due to a lag in orders from a major customer. In late December 1996, large orders were placed by this customer with only a portion being filled by quarter-end, resulting in an increase in the backlog of open orders for this division of $3,621,000 or 139% at December 31, 1996 compared to the prior year.

Operating income for the Picture Frames and Framed Art division increased $520,000, or 13.6%, and $494,000, or 8.2%, for the three and six-month periods ended December 31, 1996, respectively, compared to the corresponding periods last year. The increase in operating income is primarily attributable to the cancellation of certain large framed art orders by a key customer in December of the prior year, which were not repeated in the current year.

Tandy Wholesale International ("TWI")
Net sales for the TWI division, increased 11.3% and 11.2% for the three and six-month periods ended December 31, 1996, respectively, compared to the same periods last year. The increases in net sales reflect the increased wholesale sales of Tandy Leather Manufacturing, as well as, sales gains from the licensed products operations primarily due to increased NFL and NBA merchandise sales and the 1996 Olympic sales during the first quarter of fiscal 1997.

The TWI division experienced operating losses of $170,000 and operating income of $768,000 for the three and six-month periods ended December 31, 1996, respectively, compared to operating income of $425,000 and $1,533,000 for the corresponding periods of last year. The operating loss for the quarter and the decrease in operating income for the six months are due to slight profitability decreases at Tandy Leather Manufacturing and significant decreases in operating income of the Licensed Products Group due to customer returns of Olympic products, severance costs, and to decreased margins on the liquidation of remaining Olympic inventory sold during the quarter ended December 31, 1996.

Strategic restructuring and consolidation program
In December 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores (iv) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (v) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. During the three and six month periods ended December 31, 1996, $131,000 and $470,000, respectively, of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

During the six months ended December 31, 1996, the Company closed one Tandy Leather store, two Sav-On stores and three Joshua's Christian stores which were initially targeted in the restructuring program.

On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. Gain on the transaction is not expected to be material and will be deferred as a result of the Company's guaranty.

After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at December 31, 1996 primarily represents lease obligations related to stores and manufacturing facilities which were closed as part of the restructuring program.

The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the December 31, 1996 balance sheet (in thousands):

                                      Specialty      Specialty
                                    Manufacturing      Retail     Corporate     Total
                                    -------------    ---------    ---------    -------

      Balance at June 30, 1996         $1,184         $  439        $   -      $ 1,623
      Cash payments                      (571)          (135)           -         (706)
      Non-cash asset writedowns          (439)           (31)           -         (470)
                                      -------         ------        -----      -------
      Balance at December 31, 1996    $   174         $  273        $   -      $   447
                                      =======         ======        =====      =======

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

Revenues and operating losses from (before restructuring charges) separately identifiable businesses divested as part of the restructuring plan are set forth below by segment (in thousands):


                                  Three Months Ended December 31,
                          -----------------------------------------
                                1996                   1995
                          ------------------    -------------------
                                    Operating              Operating
                                     Income                 Income
                           Sales     (loss)      Sales      (loss)
                          -------   --------    -------    --------

Specialty manufacturing   $   527   $      -    $ 4,852    $   (763)
Specialty retail            4,709       (125)     4,852         112
                          -------   --------    -------    --------
  Total                   $ 5,236   $   (125)   $ 9,704    $   (651)
                          =======   ========    =======    ========


                                Six Months Ended December 31,
                          -----------------------------------------
                                1996                   1995
                          ------------------    -------------------
                                    Operating              Operating
                                     Income                 Income
                           Sales     (loss)      Sales      (loss)
                          -------   --------    -------    --------


Specialty manufacturing   $ 1,396   $     (3)   $ 9,901    $ (1,293)
Specialty retail            9,835         (3)     9,552         186
                          -------   --------    -------    --------
  Total                   $11,231   $     (6)   $19,453    $ (1,107)
                          =======   ========    =======    ========



Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 28.4% and 30.1%, as a percent of sales, for the three and six-month periods ended December 31, 1996, respectively, compared to 31.3% and 32.3% for the corresponding periods last year. In total dollars, SG&A expenses decreased $2,488,000, or 10.7%, and $4,739,000, or 11.7%, for the three and six-month periods ended December 31, 1996, respectively, compared to the corresponding periods last year. The decrease in expenses was primarily due to the elimination of expenses related to those companies closed or divested during fiscal 1996 and to a reduction in labor and benefits expenses.

Interest expense, net
Interest expense decreased $284,000, or 25.4%, and $547,000, or 24.8%, for the three and six-month periods ended December 31, 1996, respectively, compared to the corresponding periods of the prior year. The decrease in interest expense was due to a reduction in average borrowings during the current year periods and to lower average interest rates.

Depreciation and amortization
Consolidated depreciation and amortization decreased $324,000, or 18.9%, and $477,000, or 14.7%, for the three and six-month periods ended December 31, 1996, respectively, compared to the corresponding periods last year. The decrease is due primarily to the sale or write-down of equipment of businesses closed or divested during fiscal 1996.

Provision for income taxes
The Company's tax expense for the six-months ended December 31, 1996 was $1,659 compared to $6,068 of tax benefit for the same period last year. The tax benefit for the six-months ended December 31, 1995 reflected losses of that year which could be carried back to recover taxes paid in prior periods. The effective income tax rate in each six-month period was 35% and 32.9%, respectively. The effective income tax rate increased 2.1% as a result of the acceleration of permanent tax differences in fiscal 1996 attributable to certain sales or closures included in the restructuring charges discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from cash flows from operations and sales of treasury stock to employee benefit programs. Primarily, these funds have been used to reduce borrowings under the Company's revolving credit facility, purchase property and equipment, and finance the growth in inventories and receivables.

During the six-months ended December 31, 1996, cash increased $713,000. Cash provided by operating activities of $6,714,000 resulted from operating income plus a decrease in inventory and an increase in accounts payable offset by an increase in receivables. Cash used for investing activities of $1,626,000 resulted primarily from capital expenditures for property and equipment. Cash of approximately $4,375,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility, partially offset by the funding of the Company's contribution to the Tandycrafts Employee Stock Ownership Program with treasury stock.

Effective December 31, 1996, the Company's revolving credit facility was renewed by its banks. The maturity of the credit facility was extended through October 1, 1998 and the commitment amount under the credit facility was reduced to $55 million. The Company also agreed that the commitment amount would be lowered to $50 million effective May 1, 1997. The Company estimates that cash generated from the sale of Cargo Furniture and Accents and cash flow from operations will enable the Company to operate within that commitment amount on a continuing basis. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

Cash of approximately $1,480,000 was used for capital expenditures during the six-months ended December 31, 1996. Planned capital expenditures for the remainder of fiscal 1997 approximate $3,520,000 and are primarily targeted for investments in the Frames and Framed Art division and expansion of Sav-On's store base. Current store expansion plans call for Sav-On to open up to six new stores during the remainder of fiscal 1997. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1997. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. A reserve for losses associated with these alleged guarantees was established in fiscal 1996 and, based on the present information with respect to about the rejected leases, management believes such reserve is adequate to cover any alleged liability the Company may have the Company's liability under these alleged guarantees. Actual results may differ from this forward-looking projection. The former subsidiary may reject further alleged guaranteed leases with alleged guarantees, which may result in additional potential liabilitylosses. Please refer to the risk factors discussion herein.




                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 4.     Submission of Matters to Vote of Security Holders
------      -------------------------------------------------

            The following proposals were approved at the Company's annual meeting held on November 13, 1996:

                                                     Affirmative   Votes Against
                                                        Votes        or Withheld
                                                      ---------     ------------
      1.  Election of management's slate of nominees
          to serve as Directors:
             B. Franklin Bigger                       7,642,546      1,323,211
             R. Earl Cox III                          7,280,435      1,685,322
             Joe K. Pace                              7,288,091      1,677,666
             Robert Schutts                           7,381,016      1,584,741
             Sheldon I. Stein                         7,219,113      1,746,644
             Michael J. Walsh                         7,348,028      1,617,729



Item 6.     Exhibits and Reports on Form 8-K
------      --------------------------------

           (a) Exhibits:

               Exhibit 10.15 Seventh Amendment to Revolving Credit and Term Loan Agreement

               Exhibit 27     Financial Data Schedule

           (b) Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated January 28, 1997, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1996.

               The Company filed a Current Report on Form 8-K, dated January 20, 1997, which included the contents of a press release announcing the resignation of Frank Bigger as Director of Tandycrafts, Inc. and as Chief Executive Officer of its Frames and Framed Art Division.




                                TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 14, 1997           By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     President, Chief Executive Officer
                                     and Director



Date:  February 14, 1997           By:/s/James D. Allen
                                     -----------------------
                                     James D. Allen
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer)