Form 10-Q
period 1997-03-31
TANDYCRAFTS INC
filed 1997-05-15
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                            Shares outstanding as of March 31, 1997
-----------------------------         ----------------------------------------
Common Stock, $1,00 par value                        12,596,578



                                TANDYCRAFTS, INC.

                                    Form 10-Q

                          Quarter Ended March 31, 1997

                                TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                    Page No.
----                                                    --------

1.   Condensed Consolidated Financial Statements

2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations


                           PART II - OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

     Signatures


                                     PART I
                                    -------
Item 1.  Financial Statements
         --------------------

                                TANDYCRAFTS, INC.
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                   Three Months Ended        Nine Months Ended
                                        March 31,                March 31,
                                 ----------------------   ----------------------
                                    1997         1996        1997        1996
                                 ---------    ---------   ---------    ---------


Net sales                        $  54,456    $  53,556   $ 185,472    $ 190,252
                                 ---------    ---------   ---------    ---------

Operating costs and expenses:
 Cost of products sold              41,128       32,834     123,548      119,532
 Selling, general and
   administrative                   20,062       18,186      59,499       62,362
 Restructuring charge (credit)           -         (501)          -       18,317
 Depreciation and amortization       1,315        1,482       4,078        4,722
                                 ---------    ---------   ---------    ---------
   Total operating costs
    and expenses                    62,505       52,001     187,125      204,933
                                 ---------    ---------   ---------    ---------


Operating income (loss)             (8,049)       1,555      (1,653)     (14,681)
Interest expense, net                  720          996       2,375        3,198
                                 ---------    ---------   ---------    ---------
Income (loss) before provision
 for income taxes                   (8,769)         559      (4,028)     (17,879)
Provision (benefit) for
 income taxes                       (3,068)         195      (1,409)      (5,873)
                                 ---------    ---------   ---------    ---------

   Net income (loss)             $  (5,701)   $     364   $  (2,619)   $ (12,006)
                                 =========    =========   =========    =========

Net income (loss) per share      $   (0.45)   $    0.03   $   (0.21)   $   (1.01)
                                 =========    =========   =========    =========

Weighted average common and
 common equivalent shares           12,565       12,109      12,369       11,937
                                    ======       ======      ======       ======

                                TANDYCRAFTS, INC.
                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                  March 31,      June 30,
                                                     1997          1996
                                                 ----------     ----------
ASSETS
------
Current assets:
   Cash, including short-term investments        $    1,981     $    1,512
   Trade accounts receivable, net of allowance
      for doubtful accounts of $1,102 and $784,
      respectively                                    26,977         31,741
   Inventories                                        50,414         59,284
   Other current assets                                3,778          7,234
                                                 -----------     ----------
         Total current assets                         83,150         99,771
                                                 -----------     ----------

Property and equipment, at cost                       48,497         50,686
Less-accumulated depreciation                        (23,360)       (23,903)
                                                 -----------     ----------
   Property and equipment, net                        25,137         26,783
                                                 -----------     ----------

Other assets                                             881            751
Goodwill                                              40,516         41,274
                                                 -----------     ----------

                                                 $   149,684     $  168,579
                                                 ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable and current portion
      of long-term debt                          $         0     $    3,270
   Accounts payable                                   10,102         13,259
   Accrued liabilities and other                      14,236         17,222
                                                 -----------     ----------
         Total current liabilities                    24,338         33,751
                                                 -----------     ----------

Long-term debt                                        40,580         50,000
Deferred income taxes                                  1,230          1,230

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued      18,528         18,528
   Additional paid-in capital                          20,372         19,371
   Retained earnings                                   66,756         69,375
   Cost of stock in treasury, 5,931,410 shares
      and 6,349,607 shares, respectively              (22,120)       (23,676)
                                                 ------------    -----------
         Total stockholders' equity                    83,536         83,598
                                                 ------------    -----------

                                                 $    149,684    $   168,579
                                                 ============    ===========


                                TANDYCRAFTS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                      Nine Months Ended
                                                 ---------------------------
                                                 March 31,         March 31,
                                                   1997              1996
                                                 ---------         ---------

Net cash flows from operating activities         $   9,259         $   5,464
                                                 ---------         ---------

Cash flows from investing activities:
 Additions to property and equipment, net,
   excluding the effect of businesses acquired      (2,407)           (3,349)
 Proceeds from sale of assets                        3,750             1,020
 Purchase of businesses, net of cash acquired            -            (2,475)
                                                 ---------         ---------
       Net cash provided by (used for) investing
         activities                                  1,343            (4,804)
                                                 ---------         ---------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit
   programs, net                                     2,557             3,285
 Repayments of credit facility, net                (12,690)           (3,360)
                                                 ---------         ---------
       Net cash used for financing activities      (10,133)              (75)
                                                 ---------         ---------

Increase in cash, including short-term
 investments                                           469               585
Balance, beginning of period                         1,512             1,807
                                                 ---------         ---------
Balance, end of period                           $   1,981         $   2,392
                                                 =========         =========


                                TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                             Additional
                                   Common     paid-in    Retained    Treasury
                                    stock     capital    earnings      stock       Total
                                   -------    --------   --------    --------    --------

Balance, June 30, 1996             $18,528    $ 19,371   $ 69,375    $(23,676)   $ 83,598
Sale of 508,268 shares of
   treasury stock to employee
   benefit programs                      -       1,314          -       1,895       3,209
ESOP forfeitures of 90,071 shares        -        (313)         -        (339)       (652)
Net income (loss) for nine
   months ended March 31, 1997           -           -     (2,619)          -      (2,619)
                                  --------    --------   --------    --------    --------
Balance, March 31, 1997           $ 18,528    $ 20,372   $ 66,756    $(22,120)   $ 83,536
                                  ========    ========   ========    ========    ========

                                TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and certain other operating and restructuring charges as more fully described in Note 4 below) necessary for a fair statement of the Company's financial position as of March 31, 1997 and June 30, 1996, and the results of operations and cash flows for the nine-month periods ended March 31, 1997 and March 31, 1996. The results of operations for the three and nine-month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1996 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at March 31, 1997 consisted of the following (in thousands):

          Merchandise held for sale               $35,866
          Raw materials and work-in-process        14,548
                                                  -------
                                                  $50,414
                                                  =======

NOTE 3 - EARNINGS PER SHARE

Net income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three and nine-month periods ended March 31, 1997 and 1996, the number of weighted average shares and common stock equivalents is as follows (in thousands):

                                       Three Months Ended  Nine Months Ended
                                            March 31,            March 31,
                                       ------------------  -----------------
                                         1997      1996      1997      1996
                                       -------   -------   -------   -------

   Weighted average shares              12,565    12,109    12,369    11,937
   Common stock equivalents                  -         -         -         -
                                       -------   -------   -------   -------
   Total weighted average common and
    common equivalent shares            12,565    12,109    12,369    11,937
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

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. During the nine month period ended March 31, 1997, $470,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty.

After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at March 31, 1997 is related primarily to lease obligations.

The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the March 31, 1997 balance sheet (in thousands):

                                 Specialty      Specialty
                               Manufacturing      Retail     Corporate     Total
                               -------------    ---------    ---------    -------

      Balance at June 30, 1996    $1,184         $  439        $   -      $ 1,623
      Cash payments                 (571)          (191)           -         (762)
      Non-cash asset writedowns     (439)           (31)           -         (470)
                                  ------         ------        -----      -------
      Balance at March 31, 1997   $  174         $  217        $   -      $   391
                                  ======         ======        =====      =======

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

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                   Three Months Ended March 31,
                          --------------------------------------------
                                 1997                     1996
                          -------------------     --------------------
                                    Operating                Operating
                           Sales      Income        Sales      Income
                          --------   --------     ---------   --------

Specialty manufacturing   $      -   $      -     $   2,477   $   (589)
Specialty retail             1,107       (227)        4,458         38
                          --------   --------     ---------   --------
  Total                   $  1,107   $   (227)    $   6,935   $   (551)
                          ========   ========     =========   ========



                                   Nine Months Ended March 31,
                          --------------------------------------------
                                 1997                     1996
                          -------------------     --------------------
                                    Operating                Operating
                           Sales      Income        Sales      Income
                          --------   --------     ---------   --------

Specialty manufacturing   $  1,396   $     (3)    $  12,379   $ (1,881)
Specialty retail            10,942       (231)       14,009        224
                          --------   --------     ---------   --------
  Total                   $ 12,338   $   (234)    $  26,388   $ (1,657)
                          ========   ========     =========   ========


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   of Operations

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 170 stores located in 45 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 71 stores located in eight states; and Sav-On Office Supplies, which sells office supplies and related products through a chain of 36 stores located primarily in smaller markets. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art and TWI.

With the exception of historical information, the matters discussed herein are forward-looking statements that involve risks and uncertainties that may cause actual results to differ from such projections. These risks and uncertainties include, but are not limited to, customer demand and trends, related inventory risks due to shifts in customer demand, risks associated with new business opportunities, competition, dependence on key personnel, the performance of each operating unit, relationships with key customers, commodity price fluctuations, new product introductions, interest rate fluctuations, recessionary factors, seasonality and other factors or risks indicated in filings with the Security and Exchange Commission.

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and nine-month periods ended March 31, 1997 and 1996 (in thousands):

                                      Three Months Ended March 31,
                              --------------------------------------------
                                      1997                    1996            % Increase (Decrease)
                              --------------------   ---------------------   ----------------------
                                         Operating               Operating               Operating
                               Sales      Income       Sales       Income      Sales       Income
                              --------   ---------   ---------   ---------   ---------   ---------
Specialty Retail:
----------------
Tandy Leather                 $  9,622    $     34    $ 10,486     $   205      (8.2)%      (83.4)%
Sav-On Office Supply             9,331         947       8,024         385      16.3        146.0
Joshua's Christian Stores        7,257      (7,178)      6,304        (430)     15.1      (1569.3)
                              --------    --------    --------     -------     -----      -------
 Specialty Retail               26,210      (6,197)     24,814         160       5.6      (3973.1)
                              --------    --------    --------     -------     -----      -------

Specialty Manufacturing:
-----------------------
Frames and Framed Art           17,771         847      13,597         959      30.7%       (11.7)%
TWI                              9,368        (460)      8,210        (119)     14.1       (286.6)
Restructuring charge                 -           -           -         501         -       (100.0)
                              --------    --------    --------     -------     -----      -------
 Specialty Manufacturing        27,139         387      21,807       1,341      24.5        (71.1)
                              --------    --------    --------     -------     -----      -------
Divested Units                   1,107        (227)      6,935        (551)    (84.0)        58.8
                              --------    --------    --------     -------     -----      -------

 Total operations, excluding
  corporate                   $ 54,456    $ (6,037)   $ 53,556     $   950       1.7%      (735.5)%
                              ========    ========    ========     =======     =====      =======


                                     Nine Months Ended March 31,
                              --------------------------------------------
                                      1997                    1996            % Increase (Decrease)
                              --------------------   ---------------------   ----------------------
                                         Operating               Operating               Operating
                               Sales      Income       Sales       Income      Sales       Income
                              --------   ---------   ---------   ---------   ---------   ---------
Specialty Retail:
----------------
Tandy Leather                 $ 30,753    $    380    $ 33,065     $ 1,277     (7.0)%       (70.2)%
Sav-On Office Supply            27,358       1,897      22,661         470     20.7         303.6
Joshua's Christian Stores       24,415      (7,695)     23,674      (1,346)     3.1        (471.7)
Restructuring charge                 -           -           -        (835)       -         100.0
                              --------    --------    --------     -------     ----       -------
 Specialty Retail               82,526      (5,418)     79,400        (434)     3.9       (1148.4)
                              --------    --------    --------     -------     ----       -------

Specialty Manufacturing:
-----------------------
Frames and Framed Art           61,889       7,332      58,859       6,949      5.1%          5.5%
TWI                             28,719         307      25,605       1,415     12.2         (78.3)
Restructuring charge                 -           -           -     (17,442)       -         100.0
                              --------    --------    --------     -------     ----       -------
 Specialty Manufacturing        90,608       7,639      84,464      (9,078)     7.3         184.1
                              --------    --------    --------     -------     ----       -------
Divested Units                  12,338        (234)     26,388      (1,657)   (53.2)         85.9
                              --------    --------    --------     -------     ----       -------

 Total operations, excluding
  corporate                   $185,472    $  1,987    $190,252    ($11,169)    (2.5)        117.8
                              ========    ========    ========     =======     ====       =======

RESULTS OF OPERATIONS

Consolidated net sales for the three and nine-month periods ended March 31, 1997 increased 1.7% and decreased 2.5%, respectively, compared to the same periods last year. Excluding operations divested as part of the Company's strategic restructuring and consolidation program adopted in December 1995, consolidated sales of the Company increased $6,728,000, or 14.4%, and $9,270,000, or 5.7%, for the three and nine-month periods ended March 31, 1997 compared to the same periods last year.

The Company experienced an operating loss of $6,037,000 before corporate expenses for the quarter ended March 31, 1997 and operating income of $1,987,000 before corporate expenses for the nine-month period ended March 31, 1997. Excluding restructuring charges, the Company generated operating income of $449,000 and $7,108,000 before corporate expenses for the three and nine-month periods ended March 31, 1996, respectively.

The $6,987,000 difference between the third quarter loss this year and the operating income of the third quarter last year is primarily attributable to:
1) repositioning charges of $5,300,000 taken at Joshua's Christian Stores during the current quarter to write-down and liquidate discontinued inventory and to close thirteen stores and 2) a non-recurring credit of $501,000 in the prior year quarter resulting from the reversal of a portion of the restructuring accrual.

Further discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
Net sales for the specialty retail segment increased 5.6% and 3.9% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. The specialty retail segment contributed 48.1% and 44.5% of consolidated net sales for the three and nine-month periods ended March 31, 1997, respectively, compared to 46.3% and 41.7%, respectively, for the same periods last year. The specialty retail segment experienced operating losses of $6,197,000 and $5,418,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to operating income, before restructuring charges, of $160,000 and $401,000, respectively, for the three and nine-month periods ended March 31, 1996. The operating loss for the specialty retail segment for the three and nine-month periods ended March 31, 1997 include repositioning charges of $5,300,000 at Joshua's Christian Stores as previously discussed.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased 8.2% and 7.0% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. The decreases are attributable to five stores which have been closed since March 1996 and to same-store sales declines of 6.8% and 6.1% for the three and nine-month periods ended March 31, 1997, respectively. The same-store sales declines reflect slower than anticipated introduction of new products and the lingering effect of high store manager turnover in recent periods.

Operating income for Tandy Leather decreased $171,000, or 83.4%, and $897,000, or 70.2%, for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. These decreases in operating income are a result of declining sales combined with slight declines in gross margins and increases in selling, general and administrative expenses ("SG&A") expenses as a percent of sales for the two periods. For the quarter ended March 31, 1997, gross profit decreased $528,000 and 0.9 points as a percent of sales, compared to the same quarter of the previous year. SG&A expenses for the quarter decreased $356,000, but increased 0.6 points as a percent of sales due to the sales decline for the quarter. For the nine-month period ended March 31, 1997, gross profit declined $1,565,000 due primarily to the lower sales level and a shift in the sales mix away from the higher margin fashion merchandise. SG&A for the nine-month period decreased $667,000, but increased 1.4 points as a percent of sales due to the lower sales levels in 1997.

Sav-On Office Supplies
Sav-On Office Supplies ("Sav-On") achieved total net sales increases of 16.3% and 20.7% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. Same-store sales increased 19.7% and 23.7% for the quarter and nine-months ended March 31, 1997, respectively, over the comparable periods last year. The sales increase is primarily attributable to the addition of a line of PC printers and fax machines to the merchandise assortment and slight increases in furniture sales.

Sav-On had operating income of $947,000 and $1,897,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to operating income of $385,000 and $470,000 for the corresponding periods last year. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit, as a percent of sales, for the three and nine-month periods ended March 31, 1997 decreased slightly compared to the same periods last year due to the addition of PC printers and fax machines, which carry lower margins than the average of Sav-On's other merchandise categories. SG&A expenses, as a percent of sales, have declined 8.3 points and 7.1 points for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year primarily due to the sales increases without corresponding increases in labor and occupancy costs.

Joshua's Christian Stores
Joshua's net sales increased 15.1% and 3.1% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. Same-store sales increased 15.1% and 2.0% for the three and nine-month periods ended March 31, 1997, respectively. The sales increase for the quarter ended March 31, 1997 is primarily attributable to more effective advertising and promotions, an improved merchandise assortment and better in-stock position of the chain.

Joshua's Christian Stores experienced operating losses of $7,178,000 and $7,695,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to operating losses of $430,000 and $1,346,000 for the comparable periods last year. The losses for the current three and nine-month periods include repositioning charges of $5,300,000 to write-down and liquidate discontinued inventory and to close thirteen stores. Management believes that these actions will allow Joshua's to focus on its best-selling, faster turning inventory at its higher volume stores; thus, positioning the chain to achieve profitability in fiscal 1998. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

The remaining $1,878,000 operating loss for the quarter is attributable to decreased gross margins as a result of clearance sales and aggressive price promotions during January 1997 and expenses associated with the return of certain merchandise to vendors. SG&A expenses increased $1,783,000 and $2,400,000 for the three and nine-month periods ended March 31, 1997 compared to the same period of the prior year primarily due to increased store labor and advertising expenses.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment increased 24.5% and 7.3% for the three and nine-month periods ended March 31, 1997, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 49.8% and 48.9% of consolidated net sales for the three and nine-month periods ended March 31, 1997, respectively, compared to 40.7% and 44.4%, respectively, for the same periods last year. Operating income for this segment was $387,000 and $7,639,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to operating income of $1,341,000 and an operating loss of $9,078,000, respectively for the same periods last year. The operating results for the specialty manufacturing segment for the three-month period ended March 31, 1996 included a $501,000 income adjustment to the restructuring charge resulting from the sale of Prestige Leather Creations while the nine-month period ended March 31, 1996 included restructuring charges of $17,442,000, as discussed previously. Excluding these restructuring charges, operating income decreased $453,000 and $725,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods of the prior year. The following discussions of operating income by division are before restructuring charges.

Picture Frames and Framed Art
Net sales for the Frames and Framed Art division increased 30.7% and 5.1% for the three and nine-month periods ended March 31, 1997, compared to the same periods last year. The net sales increase of this division for the quarter are attributable to a strong backlog of orders carried into this quarter from December 1996, strong orders for a new line of mirrors and to a low level of sales in the same quarter of the prior year due to a decline in sales to a significant customer during that quarter as the customer repositioned its framed art product lines.

Operating income for the Frames and Framed Art division decreased $112,000, or 11.7%, and increased $383,000 or 5.5%, for the three and nine-month periods ended March 31, 1997, compared to the corresponding periods last year. The decrease in operating income for the three-month period is attributable to increased production costs which could not be passed on to customers. These production cost increases resulted from increased direct labor costs due to overtime incurred in producing the large backlog of orders in January, increased lumber prices driven by increased construction and housing starts, production inefficiencies resulting from new product lines and advertising and markdown contributions related to major accounts. The increase in operating income for the nine-month period is due to an increase of $250,000 in gross profit combined with a $120,000, or 0.8 points as a percent of sales, decrease in SG&A expenses.

Tandy Wholesale International ("TWI")
Net sales for the TWI division increased 14.1% and 12.2% for the three and nine-month periods ended March 31, 1997, respectively, compared to the same periods last year. The increase in net sales for the quarter is related to the licensed products group and is attributable to increased sales of NFL Superbowl merchandise and NHL merchandise. The increase in net sales for the nine-month period is attributable to strong sales gains in the licensed products group, combined with a slight increase in sales of Tandy Leather Manufacturing.

The TWI division experienced an operating loss of $460,000 and income of $307,000 for the three and nine-month periods ended March 31, 1997, respectively, compared to an operating loss of $119,000 and income of $1,415,000 for the corresponding periods last year. The increase in operating loss for the quarter and the decrease in operating income for the nine-month period is due to the write-down of 1996 Olympic inventory, increased bad debt expense due to the write-off of stale receivables and expenses related to the relocation and consolidation of Birdlegs with the licensed products group's manufacturing facility in Lancaster, South Carolina.

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

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. During the nine month period ended March 31, 1997, $470,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty.

After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at March 31, 1997 is related primarily to lease obligations.

The following table sets forth the activity in the restructuring accrual, which is included in the current accrued liabilities in the March 31, 1997 balance sheet (in thousands):

                                    Specialty     Specialty
                                  Manufacturing    Retail     Corporate      Total
                                  -------------   ---------   ---------   ----------

      Balance at June 30, 1996       $ 1,184        $  439     $   -       $ 1,623
      Cash payments                     (571)         (191)        -          (762)
      Non-cash asset writedowns         (439)          (31)        -          (470)
                                     -------        ------     -----       -------
      Balance at March 31, 1997      $   174        $  217     $   -       $   391
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

Revenues and operating losses (before restructuring charges) from separately identifiable businesses targeted for sale or closure are set forth below by segment (in thousands):

                                   Three Months Ended March 31,
                          -------------------------------------------
                                1997                    1996
                          -------------------     -------------------
                                    Operating               Operating
                           Sales      Income       Sales      Income
                          --------   --------     --------   --------

Specialty manufacturing   $     -    $     -      $  2,477   $  (589)
Specialty retail            1,107       (227)        4,458        38
                          -------    -------      --------   -------
  Total                   $ 1,107    $  (227)     $  6,935   $  (551)
                          =======    =======      ========   =======


                                  Nine Months Ended March 31,
                          -------------------------------------------
                                1997                    1996
                          -------------------     -------------------
                                    Operating               Operating
                           Sales      Income       Sales      Income
                          --------   --------     --------   --------


Specialty manufacturing   $  1,396   $    (3)     $ 12,379   $ (1,881)
Specialty retail            10,942      (231)       14,009        224
                          --------   -------      --------   --------
  Total                   $ 12,338   $  (234)     $ 26,388   $ (1,657)
                          ========   =======      ========   ========



Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 36.8% and 32.1%, as a percent of sales, for the three and nine-month periods ended March 31, 1997, respectively, compared to 34.0% and 32.8% for the corresponding periods last year. In total dollars, SG&A expenses increased $1,876,000, or 10.3%, and decreased $2,863,000, or 4.6%, for the three and nine-month periods ended March 31, 1997, respectively, compared to the corresponding periods last year. The increase in SG&A dollars for the quarter compared to last year was due primarily to non-recurring items in the prior year quarter including the favorable settlement of litigation which resulted in the Company receiving approximately $1.5 million and the initial impact of a charge in the handling of ESOP forfeitures of approximately $800,000. The decrease for the nine month period ended March 31, 1997 relates primarily to the units closed or divested as part of the restructuring and consolidated program.

Interest expense, net
Interest expense decreased $276,000, or 27.7%, for the three-month period ended March 31, 1997, and $823,000, or 25.7%, for the nine-month period ended March 31, 1997 compared to the corresponding periods of the prior year. The decrease in interest expense was due primarily to a reduction in average borrowings during the current year periods.

Depreciation and amortization
Consolidated depreciation and amortization decreased $167,000, or 11.3%, and $644,000, or 13.6%, for the three and nine-month periods ended March 31, 1997, respectively, compared to the corresponding periods last year. The decrease is due primarily to the sale or write-down of equipment of businesses closed or divested during fiscal 1996.

Provision for income taxes
The Company's tax benefit for the nine-months ended March 31, 1997 was $1,409,000 compared to a benefit of $5,873,000 for the same period last year. The effective income tax rate in each nine-month period was 35% and 33%, respectively. The tax benefit for the nine-months ended March 31, 1996 reflected losses which could be carried back to recover taxes paid in prior periods. The effective income tax rate increased 2.0% as a result of the acceleration of permanent tax differences in fiscal 1996 attributable to certain sales or closures included in the restructuring charges discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from cash flows from operations, the liquidation of assets related to divested operations and sales of treasury stock to employee benefit programs. Primarily, these funds have been used to reduce borrowings under the Company's revolving credit facility and to purchase property and equipment.

During the nine-months ended March 31, 1997, cash increased $469,000. Cash provided by operating activities of $9,259,000 primarily resulted from decreases in inventory and receivables. Cash provided by investing activities of $1,343,000 resulted primarily from the proceeds from the sale of Cargo Furniture which was partially offset by $2,261,000 in cash used to purchase fixed assets. Cash of approximately $10,133,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility, partially offset by the funding of the Company's contribution to the Tandycrafts Employee Stock Ownership Program with treasury stock.

Effective December 31, 1996, the Company's revolving credit facility was renewed by its banks. The maturity of the credit facility was extended through October 1, 1998 and the commitment amount under the facility was reduced to $55 million. Effective May 1, 1997, this commitment amount was lowered to $50 million. The Company estimates that its cash flow from operations will enable the Company to operate within the commitment amount on a continuing basis. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

Cash of approximately $2,261,000 was used for capital expenditures during the nine-months ended March 31, 1997. Planned capital expenditures for the remainder of fiscal 1997 approximate $1,500,000 and are primarily targeted for investments in the Picture Frames and Framed Art division and expansion of Sav-On's store base. Current store expansion plans call for Sav-On to open two new stores during the remainder of fiscal 1997. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1997. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. A reserve for losses associated with these alleged guarantees was established in fiscal 1996 and, based on the present information with respect to the rejected leases, management believes such reserve is adequate to cover any alleged liability the Company may have under the alleged guarantees. Actual results may differ from this forward-looking projection. The former subsidiary may reject further leases with alleged guarantees, which may result in additional potential liability. Please refer to the risk factors discussion herein.



                                TANDYCRAFTS, INC.
                           PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
------     --------------------------------

           (a)      Exhibits:

                    Exhibit 27     Financial Data Schedule

           (b)      Reports on Form 8-K:

                    The Company filed a Current Report on Form 8-K, dated April 3, 1997, which included the contents of a press release announcing fiscal third quarter charges to reposition its Joshua's Christian Stores chain.

                    The Company filed a Current Report on Form 8-K, dated April 29, 1997, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 1997.



                                TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                TANDYCRAFTS, INC.
                                  (Registrant)


Date:  May 15, 1997                By:/s/Michael J. Walsh
                                     -----------------------
                                     Michael J. Walsh
                                     Chief Executive Officer,
                                     President and Director



Date:  May 15, 1997                By:/s/James D. Allen
                                     -----------------------
                                     James D. Allen
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Chief Financial Officer)