Form 10-K
period 1997-06-30
TANDYCRAFTS INC
filed 1997-09-26
CIK 96294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________ to ________

                           Commission File No. 1-7258

                               TANDYCRAFTS, INC.
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                                    75-1475224
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

1400 EVERMAN PARKWAY
FORT WORTH, TEXAS                                                     76140
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (817) 551-9600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
------------------------------                        -----------------------
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

      As of September 16, 1997, there were 12,632,775 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $54.8 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                        Incorporated Document
     ---------------------                        ---------------------
          Part III                     Proxy Statement for 1997 Annual Meeting


                               TANDYCRAFTS, INC.
                                   Form 10-K

                                     PART I
                                     ------

Item 1.   Business
------

      Tandycrafts, Inc. (the "Company"), a Delaware corporation, was incorporated in June 1975 to operate the handicrafts segment previously operated by Tandy Corporation. The Company consists of two primary industry segments: specialty retail and specialty manufacturing. Industry Segment and Geographic Area Information with respect to the Company's business is found in Note 12 of Notes to Consolidated Financial Statements which is set forth in Item 8 herein.

Specialty Retail
----------------

      The specialty retail segment consists of three retail concepts, each specializing in the sale to the public of distinctive lines of products. Included in this segment are Tandy Leather Company, Joshua's Christian Stores and Sav-On Office Supplies. The specialty retail segment has accounted for 46.5%, 47.0%, and 46.4% of the total consolidated net sales of the Company, excluding divested units, for fiscal years 1997, 1996 and 1995, respectively. Substantially all of the Company's specialty retail products are marketed through 270 Company-owned and operated specialty retail stores located in 44 states of the United States as follows:

                                            Stores at                           Stores at
                                          July 1, 1996    Opened    Closed    June 30, 1997
                                          ------------    ------    ------    -------------
Tandy Leather Company                         173            1         8           166
Joshua's Christian Stores                      74            1         9            66
Sav-On Office Supplies                         36            2         -            38
                                             ----           --        --           ---
                                              283            4        17           270
                                             ====           ==        ==           ===

      Tandy Leather Company retails leathercraft materials, kits and equipment used to produce functional and ornamental items and finished leathergoods. The principal merchandise lines consist of various leathers, belts and buckles, billfold kits and accessories, footwear and ladies' handbag kits, leatherworking tools and decorative items made of leather. Approximately 3,200 items are sold through 166 company-owned and operated specialty retail stores in the United States, with the strongest concentration in the southwest and on the east and west coasts. A portion of Tandy Leather Company's sales is to the institutional market. This market is composed of industrial arts and crafts programs in schools, hospitals, prisons and recreational organizations. Semi-professionals and hobbyists make up an additional portion of Tandy Leather Company's market. Tandy Leather Company has been successful in developing a loyal repeat customer base. An important element in this achievement has been the effective use of customer purchasing information in focusing Tandy Leather Company's advertising and direct mail efforts. Tandy Leather Company also sponsors in-store classes, workshops and offers demonstrations in leathercrafting techniques such as carving, stamping, dyeing and jewelry making, which helps to cultivate new and repeat customers. Store managers and employees also go out into the community to give on-site demonstrations before school groups and other organizations. In fiscal 1997, Tandy Leather Company's retail operations contributed approximately 17.4% of the consolidated net sales of the Company, excluding divested units.

      Joshua's Christian Stores is one of the largest national specialty retail chains of inspirational books, music and gift items. Joshua's Christian Stores operates a chain of 66 stores, located in ten states. The stores average approximately 3,000 square feet in size. Store locations are predominantly in strip centers close to major shopping malls, which allows for lower rent and occupancy costs, while at the same time benefiting from their proximity to major shopping malls. Joshua's Christian Stores carries an extensive selection of quality books, Bibles, music, gifts and cards which are purchased from various suppliers. In fiscal 1997, Joshua's Christian Stores contributed approximately 13.8% of the consolidated net sales of the Company, excluding divested units.

      Sav-On Office Supplies ("Sav-On") sells office supplies from 38 company-owned and operated specialty retail stores which average approximately 5,000 square feet. Sav-On's stores are located in eleven states. Sav-On stores carry approximately 6,200 products, consisting primarily of office and school supplies. The products sold are purchased from a variety of suppliers. The primary customers for Sav-On are small business owners, students and homeowners. In fiscal 1997, Sav-On contributed approximately 15.3% of the consolidated net sales of the Company, excluding divested units.

Specialty Manufacturing
-----------------------

      The specialty manufacturing segment is comprised of two divisions:
Picture Frames and Framed Art, recently consolidated under the name of Pinnacle Art & Frame, and the Tandy Wholesale International ("TWI") division. The specialty manufacturing segment has accounted for 53.5%, 53.0% and 53.6% of total consolidated net sales of the Company, excluding divested units, for fiscal years 1997, 1996 and 1995, respectively.

      During fiscal 1997, the specialty manufacturing segment had net sales of approximately $30.5 million to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total consolidated net sales.

      Pinnacle Art & Frame, consisting of the Magee Company, Impulse Designs and Hermitage Fine Arts, manufactures and distributes a broad range of picture frames, framed art and mirrors. From facilities in Pocahontas and Piggott, Arkansas, Magee produces over 29 million frames annually. Magee is widely recognized for manufacturing low-cost frames out of oak, pine and poplar and in recent years has expanded its production capacity for metal frames and developed a new line of extruded plastic frames. Impulse Designs, located in Van Nuys, California, was a strategic acquisition made by the Company in November 1993. Impulse is a manufacturer of framed art for the mass market. Impulse has achieved a national following by introducing the works of well-known artists at popular price points. Magee and Impulse's products are sold in the United States and Canada by national account sales representatives, selling primarily to mass-merchandise retail chains, drug and grocery retail chains, department stores, general houseware merchants and specialty frame outlets. Also located in Van Nuys, California, Hermitage Fine Arts produces upscale framed art which is sold primarily through home furnishings specialty retailers. While Magee's revenues are spread relatively evenly throughout the year, Impulse's revenues have been historically seasonal with almost one-third of their sales generated during the second fiscal quarter. Because Magee, Impulse Designs and Hermitage Fine Arts are recognized brand names which are strongly positioned in various market segments, Pinnacle Art & Frame's products will continue to be marketed under those names. Pinnacle Art & Frame contributed 36.5% of the Company's total consolidated net sales, excluding divested units, in fiscal 1997.

      The TWI division includes Tandy Leather Manufacturing, Licensed Lifestyles, J-Mar Associates and Rivertown Button Company. Tandy Leather Manufacturing produces many of the kits, tools and supplies which are sold through Tandy Leather stores nationwide and wholesales similar products to other leading craft stores throughout the United States and Canada. As a significant purchaser of leather, Tandy Leather is able to command favorable pricing and terms from its suppliers which enhance this division's overall profitability. Consolidated under Tandy Leather Manufacturing is Nocona Belt Company located in Nocona, Texas, which manufactures a wide selection of western-style belts and leather accessories such as wallets, money clips, hatbands, jewelry and leather care goods.

      The Licensed Lifestyles division was formed through the consolidation of TAG Express, College Flags and Birdlegs. TAG Express distributes products such as, auto tags, bumper stickers, key tags, decals, light switch covers, door knob hangers, luggage tags, automobile flags, wind socks and pennants featuring leading professional and collegiate sports logos. TAG Express has licenses with the NFL, NBA, NHL, Major League Baseball, U.S. Soccer League and all major colleges. The automobile flags, wind socks and pennants are manufactured by TAG in Lancaster, South Carolina. Birdlegs is a producer of screen-printed souvenir activewear including T-shirts, sweatshirts, cover-ups and tank tops. During fiscal 1997, Birdlegs' manufacturing facility was relocated to Lancaster, South Carolina and consolidated with the existing Licensed Lifestyles manufacturing facility. Licensed Lifestyles sells its products through a network of independent sales representatives, distributors, and in-house telemarketing personnel.

      J-Mar Associates is a producer and wholesale distributor of inspirational gift items, both domestically and internationally. J-Mar's customer base is primarily comprised of Christian retail gift and book stores. Through its telemarketing sales force, J-Mar distributes its product line to over 5,700 Christian book stores. Rivertown Button Company is a contract manufacturer of promotional buttons, ribbons, posters and stickers.

       The TWI division contributed approximately 17.0% of the Company's consolidated net sales, excluding divested units, for fiscal 1997.

Strategic Restructuring and Consolidation Program
-------------------------------------------------

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

     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and has closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 being paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. At June 30, 1997, the balance of the note guaranteed by the Company was $2,862,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather Stores which were targeted for closure in the strategic restructuring program.

     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1997 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1997 and June 30, 1996 (in thousands):


                                                     Specialty        Specialty
                                                   Manufacturing       Retail       Corporate       Total
                                                   -------------     ----------     ---------     ---------
           Balance at June 30, 1995                $         -       $       -      $      -      $       -
           Restructuring charges                        17,943              835           40         18,818
           Cash payments                                  (397)             (78)         (40)          (515)
           Non-cash asset writedowns                   (15,861)            (318)           -        (16,179)
           Non-cash adjustment to
              restructuring charges                       (501)               -            -           (501)
                                                   -----------       ----------      -------      ---------
           Balance at June 30, 1996                $     1,184       $      439      $     -      $   1,623
           Cash payments                                  (682)            (164)           -           (846)
           Non-cash asset writedowns                      (354)            (195)           -           (549)
                                                   -----------       ----------      -------      ---------
           Balance at June 30, 1997                $       148       $       80      $     -      $     228
                                                   ===========       ==========      =======      =========

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

     Revenues and operating losses included in the Company's results of operations (before restructuring charges) from separately identifiable businesses sold or closed are set forth below by segment (in thousands):

                                                             Year Ended June 30,
                                    --------------------------------------------------------------------
                                            1997                   1996                    1995
                                    --------------------    --------------------    --------------------
                                               Operating               Operating               Operating
                                                 Income                  Income                  Income
                                     Sales       (loss)      Sales       (loss)      Sales       (loss)
                                    -------    ---------    -------    ---------    -------    ---------
Specialty manufacturing             $ 1,416    $      (3)   $14,066    $  (2,165)   $25,522    $  (2,159)
Specialty retail                     10,944         (231)    18,609          173     19,776          761
                                    -------    ---------    -------    ---------    -------    ---------
   Total                            $12,360       $ (234)   $32,675    $  (1,992)   $45,298    $  (1,398)
                                    =======    =========    =======    =========    =======    =========

Raw Materials
-------------

      Raw materials used in the specialty manufacturing segment are available from numerous sources, and the Company believes that the availability of such materials is adequate for its needs.

Intangible Assets
-----------------

      The Company owns a number of trademarks and copyrights. Management considers these intangibles to be valuable assets and vigorously defends them when necessary.

Seasonality
-----------

      The Company's operating results are subject to seasonal variation. Historically, the Company has realized a larger proportion of its sales and operating income in its second fiscal quarter (the Christmas season). Cash also increases in December through March due to the Christmas business achieved by the Company's specialty retail segment and Pinnacle Art & Frame.

Competitive Conditions
----------------------

      Tandy Leather Company competes with hobby and crafts stores, including department and specialty stores, operated by individuals and various companies in all trade areas. The picture frames and framed art sold by Pinnacle Art & Frame are readily available from other suppliers who compete actively for sales. The Joshua's Christian Stores line of inspirational items and Sav-On Office Supplies line of office supplies, compete vigorously for sales with other nationally-known brand names that are marketed by department stores, chain stores and local specialty stores. The belts, accessories and apparel sold by the Nocona Belt Company and Birdlegs are readily available from other suppliers who compete actively for sales. The licensed novelty and promotional products sold by TAG Express and Rivertown Button are readily available from other suppliers who compete actively for sales.

Environmental Affairs
--------------------

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

Employees
---------

      The Company has approximately 3,700 employees, including part-time and temporary employees. Tandycrafts, Inc. sponsors an employees' retirement savings (401-K) plan, which is coupled with a employee stock ownership plan in which eligible employees and officers may participate. The Company is not a party to any union contract and considers its relations with its employees to be very good.

Item 2.  Properties
------

      The Company owns buildings which it uses for offices, manufacturing and warehousing. The Company also leases a significant amount of retail store space. The total space owned and leased is as follows:

                                              Approximate Square Footage
                                          ---------------------------------
                                            Owned       Leased      Total
                                          ---------   ---------   ---------

   Warehouse and Office                     349,235     156,568     505,803
   Retail                                    12,750     714,223     726,973
   Factory                                  571,000     236,672     807,672
                                          ---------   ---------   ---------
      Totals                                932,985   1,107,463   2,040,448
                                          =========   =========   =========

      The warehouse, office and factory space is located approximately 28% in Fort Worth, Texas (specialty retail and specialty manufacturing), 45% at three locations in Arkansas (specialty manufacturing), 15% at one location in California (specialty manufacturing), 6% at three other locations in Texas (specialty manufacturing), with the remaining 6% located in Georgia and South Carolina (specialty manufacturing). The leased retail stores are generally small outlets and are located throughout 44 states of the United States.

      For additional lease information see Note 8 of Notes to Consolidated Financial Statements, which is set forth in Item 8 herein.

Item 3.  Legal Proceedings
------

      The Company is not involved in any legal proceeding required to be disclosed pursuant to Item 103 of Regulation S-K, and no such proceeding was terminated during the fourth quarter of the 1997 fiscal year.



Item 4.  Submission of Matters to a Vote of Security Holders
------

      There were no matters submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

Executive Officers of the Registrant
------------------------------------

      The following table sets forth certain information concerning the executive officers of the Company.

                         Position and Business Experience         Served as
Name and Age                  During Past Five Years            Officer Since
------------           ------------------------------------     ---------------

Michael J. Walsh, 56   President and Chief Executive Officer         1983
                       since April 1996.  Executive Vice
                       President and Chief Financial Officer:
                       August 1992 to April 1996.  Vice
                       President: 1986 to August 1992.

James D. Allen, 37     Executive Vice President and Chief            1993
                       Financial Officer since July 1996.
                       Vice President: November 1993
                       to July 1996.  Director of Special
                       Projects: May 1993 to November 1993.
                       Prior to May 1993, Mr. Allen was a
                       Senior Manager in the accounting
                       firm of Price Waterhouse LLP.

Russell L. Price, 32   Vice President - General Counsel and          1996
                       Secretary since since November 1996.
                       Corporate Counsel:  March 1994 to
                       November 1996.  Prior to March 1994,
                       Mr. Price was an associate at the law
                       firm of Hughes & Luce, LLP.

Leo C. Taylor, 35      Vice President - Taxation, Risk               1996
                       Management and Benefits since November
                       1996.  Director of Tax Administration:
                       February 1994 to November 1996.
                       Prior to February 1994, Mr. Taylor
                       was a manager in the accounting firm
                       of Price Waterhouse LLP.


      None of the above officers are related by birth, adoption or marriage. All officers are elected annually by the Board of Directors to serve for the ensuing year.



                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
------   Matters

Price Range of Common Stock
(Quoted by quarter for the two most recent fiscal years.)

                    High     Low                    High     Low
                   ------   ------                 ------   ------
      Sept. 1995   $ 8.63   $ 6.75    Sept. 1996   $ 6.75   $ 5.13
      Dec. 1995    $ 9.38   $ 6.63    Dec. 1996    $ 7.00   $ 5.88
      March 1996   $ 8.13   $ 5.50    March 1997   $ 6.63   $ 4.13
      June 1996    $ 8.88   $ 5.88    June 1997    $ 5.50   $ 3.75


      The principal market for the Company's common stock is the New York Stock Exchange. As of September 16, 1997, there were approximately 8,150 shareholders of record of the Company's common stock.

      The Company's present policy is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any cash dividends on its common stock during fiscal 1997 and 1996. The Company's revolving credit agreement contains provisions specifying limitations on the amount of cash payments and distributions which may be paid by the Company, including cash dividends and purchases of treasury stock.

Item 6.  Selected Financial Data
------

Selected Financial Data (Unaudited)
(in thousands, except per share amounts)

                                                     1997            1996            1995            1994            1993
                                                 ------------    ------------    ------------    ------------    ------------
Net sales                                        $    244,924    $    254,284    $    256,523    $    214,869    $    163,255
Restructuring Charge                             $          -    $     18,317    $          -    $          -    $          -
Operating income (loss)                          $         40    $    (11,811)   $     11,860    $     15,417    $     12,749
Income (loss) before income taxes                $     (3,045)   $    (15,883)   $      8,027    $     13,980    $     12,299
Net income (loss)                                $     (1,918)   $    (10,709)   $      5,217    $      8,906    $      7,750
Net income (loss) per common share               $       (.15)   $       (.89)   $        .46    $        .79    $        .69
Weighted average shares outstanding                    12,423          11,983          11,434          11,336          11,232
Net income (loss) as percent of net sales               (0.8%)          (4.2%)            2.0%            4.1%            4.7%
Net income (loss) as percent of beginning equity        (2.3%)         (11.8%)            6.6%           13.3%           15.6%
Current assets                                   $     90,017    $     99,771    $    101,980    $     85,414    $     62,365
Current liabilities                              $     28,961    $     33,751    $     27,113    $     28,211    $     17,427
Working capital                                  $     61,056    $     66,020    $     74,867          57,203    $     44,938
Current ratio                                        3.1 to 1        3.0 to 1        3.8 to 1        3.0 to 1        3.6 to 1
Total assets                                     $    156,529    $    168,579    $    178,803    $    150,431    $     89,865
Net property and equipment                       $     25,505    $     26,783    $     28,707    $     24,953    $     20,427
Long-term liabilities                            $     43,294    $     51,230    $     61,029    $     43,138    $      5,340
Retained earnings                                $     67,457    $     69,375    $     80,084    $     74,867    $     65,961
Total stockholders' equity                       $     84,274    $     83,598    $     90,661    $     79,082    $     67,098
Common shares outstanding                              12,598          12,178          11,717          11,161          11,163
Stockholders' equity per common share            $       6.69    $       6.86    $       7.75    $       7.09    $       6.01


There have been no cash dividends declared or paid by the Company.


Item 7.   Management's Discussion and Analysis of Financial Condition and
------      Results of Operations


     Tandycrafts, Inc. ("Tandycrafts" or the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 166 stores located in 44 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 66 stores in ten states; and Sav-On Office Supplies, which sells office supplies and related products through a chain of 38 stores located in eleven states. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art, recently consolidated under the name of Pinnacle Art & Frame, and Tandy Wholesale International ("TWI") division.

     Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward-looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategy or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customer's willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products and the successful development of new retail stores, the successful implementation of new information systems, relationships with key customers, relationships with professional sports leagues and other licensors, possibility of players' strikes in professional sports leagues, price fluctuations for commodities such as lumber, paper, leather and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategy and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, regulatory and trade environment and other factors or risks.

RESULTS OF OPERATIONS
      The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the years ended June 30, 1997 and 1996:

Fiscal Years Ended June 30,1997 and 1996
  (Dollars in Thousands)

                                        1997                      1996            Increase (Decrease)
                               --------------------   -----------------------    --------------------
                                           Operating                 Operating
                                            Income                    Income                 Operating
                                 Sales      (loss)       Sales        (loss)       Sales      Income
                               --------    --------    --------     ---------    --------    --------
Specialty retail:
----------------
Tandy Leather                  $ 40,414    $    349    $ 43,281     $   1,608       (6.6%)     (78.3%)
Sav-On                           35,600       2,440      29,922         1,123       19.0%      117.3%
Joshua's                         32,029      (7,699)     30,845        (1,759)       3.8%     (337.7%)
                              ---------    --------    --------     ---------    --------    --------
                                108,043      (4,910)    104,048           972        3.8%     (605.1%)
                              ---------    --------    --------     ---------    --------    --------

Specialty manufacturing:
-----------------------
Pinnacle Art & Frame             85,091      11,589      80,094         8,997        6.2%       28.8%
TWI                              39,430        (217)     37,467         2,559        5.2%     (108.5%)
                              ---------    --------    --------     ---------    --------    --------
                                124,521      11,372     117,561        11,556        5.9%       (1.6%)
                              ---------    --------    --------     ---------    --------    --------

Divested operations              12,360        (234)     32,675        (1,992)     (62.2%)      88.3%
Restructuring charge                  -           -           -       (18,277)         -       100.0%
                              ---------    --------    --------     ---------    --------    --------

Total operations, excluding
     corporate                $ 244,924    $  6,228    $254,284     $  (7,741)      (3.7%)     180.5%
                              =========    ========    ========     =========    ========    ========



Fiscal Years Ended June 30, 1996 and 1995
  (Dollars in Thousands)

                                        1996                      1995            Increase (Decrease)
                               --------------------   -----------------------    --------------------
                                           Operating                 Operating
                                            Income                    Income                 Operating
                                 Sales      (loss)       Sales        (loss)       Sales      Income
                               --------    --------    --------     ---------    --------    --------

Specialty retail:
----------------
Tandy Leather                  $ 43,281    $  1,608    $ 47,757     $   3,970       (9.4%)     (59.5%)
Sav-On                           29,922       1,123      20,647        (1,735)      44.9%      164.7%
Joshua's                         30,845      (1,759)     29,615           525        4.2%     (435.0%)
                               --------    --------    --------     ---------    --------    --------
                                104,048         972      98,019         2,760        6.2%      (64.8%)
                               --------    --------    --------     ---------    --------    --------
Specialty manufacturing:
-----------------------
Pinnacle Art & Frame             80,094       8,997      80,797        11,652       (0.9%)     (22.8%)
TWI                              37,467       2,559      32,409         3,496       15.6%      (26.8%)
                               --------    --------    --------     ---------    --------    --------
                                117,561      11,556     113,206        15,148        3.8%      (23.7%)
                               --------    --------    --------     ---------    --------    --------

Divested operations              32,675      (1,992)     45,298        (1,398)     (27.9%)     (42.5%)
Restructuring charge                  -     (18,277)          -             -          -      (100.0%)
                               --------    --------    --------     ---------    --------    --------

Total operations, excluding
     corporate                 $254,284    $ (7,741)   $256,523     $  16,510       (0.9%)    (146.9%)
                               ========    ========    ========     =========    ========    ========


FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

     For fiscal 1997, consolidated net sales decreased $9,360,000, or 3.7%, compared to fiscal 1996. Excluding divested operations, net sales increased $10,955,000, or 4.9%, compared to the prior year. Total operating income before corporate expenses increased $13,969,000, or 180.5%, from fiscal 1996. Excluding divested units and the $18,277,000 restructuring charge in fiscal 1996, operating income decreased $6,066,000, or 48.4%, compared to the prior year. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
     Net sales for the specialty retail segment increased $3,995,000, or 3.8%, while operating income decreased $5,882,000, or 605.1%, compared to fiscal 1996. The loss for fiscal 1997 includes repositioning charges of $5,300,000 taken in March 1997 to write-down and liquidate discontinued inventory and to close certain underperforming stores at Joshua's Christian Stores. The specialty retail segment contributed 46.5% of consolidated net sales, excluding divested operations, in fiscal 1997 compared to 47.0% in the prior year.

Tandy Leather Company
     The 6.6% decrease in net sales at Tandy Leather is primarily attributable to same-store sales decreases of 5.5% from fiscal 1996, as well as, the closing of seven stores during fiscal 1997. The same-store sales decline is attributable to a lack of successful new product introductions, high store manager turnover, low in-stock position in top selling items and a decrease in store traffic which was partially offset by a higher average ticket. In response to these issues, steps were taken during the fourth quarter to strengthen Tandy Leather's management team with a renewed focus on new product development, improved marketing and advertising to core customer segments and more efficient and effective merchandising, logistics and store replenishment processes.

     Operating income for Tandy Leather decreased compared to the prior year due to the decrease in sales and a slight decrease in gross profit as a percent of sales. The decrease in gross profit percentage is a result of a change in sales mix. As a result of the decrease in sales of higher margin fashion merchandise, leather products have comprised a greater portion of the chain's total sales, bringing the overall gross margin percentage down
slightly.   Selling, general and administrative expenses decreased 3.3%;
however, these expenses increased as a percentage of sales compared to the prior year due to a greater decrease in sales relative to the decrease in support and administrative expenses. Labor expense increased as a result of efforts to improve retention of store managers.

Sav-On Office Supplies
     Sav-On Office Supplies achieved a 19% increase in net sales over fiscal 1996 due to same-store sales increases of 21.4%, partially offset by two stores which were closed during the current year. The fiscal 1997 sales increase was achieved despite "big box" office supply competitors entering nine of Sav-On's markets during the last year. The same-store sales increases are primarily attributable to the addition of a line of PC printers and fax machines to the merchandise assortment and a slight increase in furniture sales. Management expects same-store sales percentage increases to decline somewhat in fiscal 1998 due to the fact that the line of printer and fax machines has been in the stores for a full year and, accordingly, will not have the same percentage increase impact. Management plans to expand the chain by opening four to six new stores in strategic markets during fiscal 1998. Actual results may differ from these forward-looking projections.
Please refer to the risk factors discussion herein.

     Sav-On's operating income increased 117.3% in fiscal 1997, its second consecutive year of increases greater than 100%. The increase in operating income is primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit as a percent of sales decreased slightly due to the addition of PC printers and fax machines, which carry lower margins than the average of Sav-On's other merchandise categories; however, gross margin dollars increased $1,174,000, or 9.5%, for the year. Selling, general and administrative expense dollars decreased $146,000 or 1.4%. Although sales increased, labor expense as a percent of sales decreased from 17.6% in fiscal 1996 to 13.1% in fiscal 1997 due to effective store labor hour management. Total SG&A as a percentage of sales was 29% in fiscal 1997 compared to 35% in fiscal 1996.

Joshua's Christian Stores
     Sales at Joshua's Christian Stores increased 3.8% over fiscal 1996 due to same-store sales increases of 5.6%, partially offset by the lost sales from eight stores which were closed during the year. The same-store sales increase is primarily attributable to more effective advertising and promotions, improved merchandise assortment and better in-stock position. After a weak first quarter, Joshua's rebounded strongly with net sales increases of over 10% for the last three quarters of fiscal 1997. Management believes that the repositioning charge taken in the third quarter fiscal 1997 has enabled the chain to move quickly through its discontinued merchandise and has further improved the merchandise assortment in the stores. It has also allowed management to redirect their primary focus to best-selling, higher turning inventory and higher volume stores.

     The operating loss experienced by Joshua's in fiscal 1997 includes repositioning charges of $5,300,000 to write-down and liquidate discontinued inventory and to close thirteen stores. The current year loss, excluding the $5,300,000 charge, was $2,400,000; however, gross margin dollars increased $633,000, or 5.5%, with gross margin as a percent of sales increasing slightly. Selling, general and administrative expenses, excluding the repositioning charges, increased $1,448,000, or 11.6%, primarily due to increases in store labor and advertising expenses. A comprehensive review of expenses was performed late in the third quarter of fiscal 1997. As a result of that review, a number of actions were taken to reduce store labor and other expenses. The results of those changes became apparent in the fourth quarter as labor expense decreased significantly and Joshua's performance exceeded both expectations and the prior-year quarter. These results, however, are not necessarily indicative of what can be expected in future periods.

SPECIALTY MANUFACTURING
     Net sales for the specialty manufacturing segment increased $6,960,000, or 5.9%, while operating income decreased $184,000, or 1.6%, as compared to fiscal 1996. The specialty manufacturing segment contributed 53.5% of consolidated net sales, excluding divested units, in fiscal 1997 compared to 53.0% in the prior year.

Pinnacle Art & Frame
     The 6.2% increase in net sales for Pinnacle Art & Frame is attributable to strong demand from existing customers and the addition of new customers. Sales of picture frames increased $1,498,000, or 2.7%, compared to the prior year due to new customers added during the year and to strong sales increases
in the mirror product line.   Framed art sales increased $3,309,000, or 12.8%,
due to increased demand from an existing customer and several new accounts added to the customer base in the current year.

     Operating income for Pinnacle Art & Frame rebounded from $8,997,000 in fiscal 1996 to $11,589,000 in fiscal 1997. This increase is primarily a result of increased volume in fiscal 1997. Gross profit as a percentage of sales increased 1.8 points due to manufacturing efficiencies and vertical integration savings, partially offset by increases in lumber prices. Selling, general and administrative expenses increased slightly in dollars, but decreased as a percentage of sales due to the increase in sales without a proportionate increase in expenses.

Tandy Wholesale International ("TWI")
     Net sales for the TWI division increased 5.2% compared to fiscal 1996 due to increased sales from the Tandy Leather Manufacturing division and from Licensed Lifestyles. The sales increase from Licensed Lifestyles was primarily due to increased NFL and NHL merchandise and the 1996 Atlanta Olympic sales during the first quarter of fiscal 1997. Those increases were partially offset by a decrease in sales of screen-printed and embroidered active wear from Birdlegs due to soft demand in the resort market.

     The TWI division experienced an operating loss of $217,000 in fiscal 1997 compared to operating income of $2,559,000 in fiscal 1996. The fiscal 1997 loss is primarily attributable to operating losses of Licensed Lifestyles due to the write-off of inventory remaining from the 1996 Olympics, increased bad debt expense and expenses incurred to relocate and consolidate the Birdlegs manufacturing facility with the existing Licensed Lifestyles manufacturing facility in Lancaster, South Carolina.

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

     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 being paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. At June 30, 1997, the balance of the note guaranteed by the Company was $2,862,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather Stores which were targeted for closure in the strategic restructuring program.

     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1997 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1997 and June 30, 1996 (in thousands):


                                                     Specialty        Specialty
                                                   Manufacturing       Retail       Corporate       Total
                                                   -------------     ----------     ---------     ---------

           Balance at June 30, 1995                $           -     $        -     $       -     $       -
           Restructuring charges                          17,943            835            40        18,818
           Cash payments                                    (397)           (78)          (40)         (515)
           Non-cash asset writedowns                     (15,861)          (318)            -       (16,179)
           Non-cash adjustment to
              restructuring charges                         (501)             -             -          (501)
                                                   -------------     ----------     ---------     ---------
           Balance at June 30, 1996                $       1,184     $      439     $       -     $   1,623
           Cash payments                                    (682)          (164)            -          (846)
           Non-cash asset writedowns                        (354)          (195)            -          (549)
                                                   -------------     ----------     ---------     ---------
           Balance at June 30, 1997                $         148     $       80     $       -     $     228
                                                   =============     ===========    =========     =========

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs. The Company continues to evaluate possible actions which will improve the profitability and competitive position of the Company.

     Revenues and operating losses included in the Company's results of operations (before restructuring charges) from separately identifiable businesses sold or closed are set forth below by segment (in thousands):

                                                             Year Ended June 30,
                                    --------------------------------------------------------------------
                                            1997                   1996                    1995
                                    --------------------    --------------------    --------------------
                                               Operating               Operating               Operating
                                                 Income                  Income                  Income
                                     Sales       (loss)      Sales       (loss)      Sales       (loss)
                                    -------    ---------    -------    ---------    -------    ---------

Specialty manufacturing             $ 1,416    $     (3)    $14,066    $  (2,165)   $25,522    $  (2,159)
Specialty retail                     10,944        (231)     18,609          173     19,776          761
                                    -------    --------     -------    ---------    -------    ---------
   Total                            $12,360    $   (234)    $32,675    $  (1,992)   $45,298    $  (1,398)
                                    =======    ========     =======    =========    =======    =========


Selling, general and administrative expenses
     Consolidated selling, general and administrative expenses as a percentage of sales were 32.3% for fiscal 1997 compared to 32.0% for fiscal 1996. In total dollars, selling, general and administrative expenses decreased $2,242,000, or 2.8%, for fiscal 1997 when compared to the previous year. The decrease in expenses was primarily due to a reduction in the Company's matching contribution to the retirement savings plan, a reduction in overall labor and benefits expense and the elimination of expenses related to those companies closed or divested during fiscal 1996.

Interest expense
     Interest expense decreased $999,000, or 24.2%, for fiscal 1997 compared to the prior year. The decrease in interest expense was due primarily to lower average borrowings interest rates compared to the prior year.


Depreciation and amortization
     Consolidated depreciation and amortization decreased $592,000, or 9.9%, for fiscal 1997 compared to the previous year. The decrease is due primarily to the sale or write-down of equipment related to businesses closed or divested during fiscal 1996.

Provision for income taxes
     The Company realized tax benefits of $1,127,000 and $5,174,000 in fiscal 1997 and fiscal 1996, respectively, and a tax expense of $2,810,000 in 1995. The effective income tax rate for fiscal 1997 was 37.0% compared to 32.6% for the prior year. The increase in the effective income tax rate is a result of permanent differences in fiscal 1996 attributable to certain sales or closures included in the restructuring charges during that year, as well as, permanent differences created in fiscal 1997 through the charitable contribution of certain inventory.


FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

     For fiscal 1996, consolidated net sales decreased $2,239,000, or 0.9%, compared to fiscal 1995. Total operating income before corporate expenses decreased $24,251,000 or 146.9% from fiscal 1995. The operating loss was primarily due to the restructuring and other charges to operations recognized during the quarter ended December 31, 1995. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
     Net sales for the specialty retail segment increased $6,029,000, or 6.2%, while operating income decreased by $1,788,000 or 64.8% compared to fiscal 1995. The specialty retail segment contributed 47.0% of consolidated net sales, excluding divested units, in fiscal 1996 compared to 46.4% in the prior year.

Tandy Leather Company
     Tandy Leather Company's net retail sales decreased 9.4%, primarily attributable to same-store sales decreases of 9.3% from fiscal 1995. Tandy Leather continued to experience a decline in sales of certain merchandise categories, particularly Southwest fashion merchandise, as changes in consumer tastes and trends combined with greater competition in this product category from other craft stores negatively impacted sales.

     Operating income for Tandy Leather decreased in fiscal 1996 when compared to the prior year primarily as a result of the decrease in sales, particularly sales of Southwest fashion merchandise with a corresponding higher gross profit. Gross profit as a percentage of sales for this unit decreased slightly, while selling, general and administrative expenses decreased in dollars but increased as a percentage of sales in fiscal 1996 compared to 1995 due to a greater decrease in sales relative to the decrease in support and administrative expenses.

Sav-On Office Supplies
     Sav-On achieved a 44.9% increase in net sales over fiscal 1995 due to same-store sales increases of 12.8% and to the inclusion of a full year of sales in fiscal 1996 for 18 stores which were opened during 1995. The same-store sales increases were attributable to the continuing maturation of the nine stores opened in fiscal 1994. Two underperforming stores were closed during the fourth quarter of 1996, bringing the chain total to 36 stores at June 30,1996.

     Sav-On had operating income of $1,123,000 for fiscal 1996 compared to a loss of $1,735,000 in fiscal 1995. The increase in operating income was primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profits as a percentage of sales increased slightly due to more effective merchandising and inventory management. Selling, general and administrative expenses as a percentage of sales decreased significantly due to larger increases in sales relative to expenses.

Joshua's Christian Stores
     Joshua's Christian Stores achieved a 4.2% increase in net sales over fiscal 1995 due to the increase in the number of stores and the maturation of stores less than 24 months old. Joshua's had 72 stores open at June 30, 1995 and 74 stores open at June 30, 1996. The increase in sales was offset by a decline in same-store sales of 4.6% which was attributable to increased competition and an unfavorable merchandise assortment at the stores.

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


SPECIALTY MANUFACTURING
     Net sales for the specialty manufacturing segment increased $4,355,000, or 3.8%, while operating income decreased $3,592,000, or 23.7%, as compared to fiscal 1995. The specialty manufacturing segment contributed 53.0% of consolidated net sales, excluding divested units, in fiscal 1996 compared to 53.6% in the prior year.

Pinnacle Art & Frame
     The 0.9% decrease in net sales for Pinnacle Art & Frame was attributable to the cancellation of certain large framed art orders by a key customer during fiscal 1996. These canceled orders were the result of inventory overbuying experienced by that customer. The decrease in sales was partially offset by the increase in sales of picture frames and mirrors, the introduction of new products and the addition of new customers.

     Operating income for Pinnacle Art & Frame decreased $2,655,000, or 22.8%. This decrease was primarily attributable to the cancellation of certain large framed art orders discussed above.

Tandy Wholesale International ("TWI")
     Net sales for the TWI division increased 15.6% compared to fiscal 1995. This increase reflected the increased sales of the licensed products group resulting primarily from the addition of new customers, penetration into new markets and the introduction of new product lines. Also affecting these sales, though to a lesser extent, were sales of Atlanta '96 Olympic merchandise. The increased sales of the licensed products group were partially offset by decreased sales at Tandy Leather Manufacturing. This decrease was primarily due to a change in the licensing practices of a key customer.

     The operating income of the TWI division decreased 26.8%. This decrease primarily reflected the decline in sales at Tandy Leather Manufacturing and also includes $170,000 of expenses associated with the relocation of Rivertown Button from Houston, Minnesota to Fort Worth, Texas. The decrease in operating income at Tandy Leather Manufacturing was partially offset by increased profitability in the licensed products group.

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

Interest expense
     Interest expense increased $223,000, or 5.7%, for fiscal 1996 when compared to the prior year. The increase in interest expense was due primarily to higher average borrowings during the current year compared to the prior year.

Depreciation and amortization
     Consolidated depreciation and amortization increased $491,000, or 9.0%, for fiscal 1996 when compared to the previous year. The increase was due primarily to depreciation on the capital expenditures made during fiscal 1996.

Provision for income taxes
     The Company realized a tax benefit of $5,174,000 in fiscal 1996 compared to tax expense of $2,810,000 in 1995. The tax benefit in fiscal 1996 reflected current year losses which can be carried back to recover taxes paid in prior periods. The effective income tax rate for fiscal 1996 was 32.6% compared to 35.0% for the prior year. The decrease in the effective income tax rate was a result of the acceleration of permanent tax differences attributable to certain sales or closures included in the restructuring charges previously discussed.

LIQUIDITY AND CAPITAL RESOURCES
     The Company's primary sources of liquidity have come from cash flows from operations, the liquidation of assets related to divested operations and sales of treasury stock to employee benefit programs. These funds have been used primarily to reduce borrowings under the Company's revolving credit facility and to finance capital expenditures.

     During the year ended June 30, 1997, cash decreased $507,000. Cash provided by operating activities of $9,373,000 resulted primarily from a decrease in working capital. Cash used for investing activities of $44,000 resulted primarily from capital expenditures for property and equipment partially offset by proceeds from the sale of Cargo Furniture during fiscal 1997. Cash of approximately $9,836,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility.

     The Company has a $50 million revolving credit facility with a group of banks. Effective December 31, 1996, the Company's revolving credit facility was renewed by its banks and the maturity was extended through October 31, 1998. The Company currently estimates that its cash flow from operations will enable the Company to operate within the commitment amount on a continuing basis. Actual results may differ from this forward-looking projection due to new product introductions, increased inventory levels, new store openings and other risk factors contained herein.

     Cash of approximately $3,794,000 was used for capital expenditures during the year ended June 30, 1997. Planned capital expenditures for fiscal 1998 approximate $4,8500,000 and are targeted primarily for investments in Pinnacle Art & Frame. Approximately four to six additional new store openings at Sav-On Office Supplies are anticipated for fiscal 1998. The Company's minimum operating lease commitments for fiscal 1998 approximate $6.7 million. Management believes that the Company's current cash position and its cash flows from operations will be sufficient to fund its planned operations and capital expenditures. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors herein.

NEW ACCOUNTING STANDARDS
     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share. This standard would have had no impact on the earnings per share presented in the financial statements for fiscal 1997 and 1996. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The FASB also issued in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. These three statements are effective for fiscal years beginning after December 31, 1997 and the effect of adopting these statements is not expected to have a material impact on the Company's financial position or results of operations.

CONTINGENCIES
     A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1996 was established in fiscal 1996. The former subsidiary rejected additional leases for which an additional accrual was established at June 30, 1997. Based on the information presently available, management believes the amount of the accrual is adequate to cover the liability the Company may incur under the alleged guarantees. However, the former subsidiary may reject further leases with alleged guarantees, which may result in additional potential liability to the Company.


Item 8.  Financial Statements and Supplementary Data
------

                                Index to Financial Statements

         Financial Statements:                                                        Page
         --------------------                                                         ----
            Report of Independent Accountants                                          18

            Consolidated Balance Sheets, June 30, 1997 and 1996                        19

            Consolidated Statements of Operations for the Years Ended
               June 30, 1997, 1996 and 1995                                            20

            Consolidated Statements of Cash Flows for the Years
               Ended June 30, 1997, 1996 and 1995                                      21

            Consolidated Statements of Stockholders' Equity for the
               Years Ended June 30, 1997, 1996 and 1995                                22

            Notes to Consolidated Financial Statements                                 23

        Financial Statement Schedules:
        -----------------------------
            For each of the three years in the period ended June 30, 1997:

            Schedule II - Valuation and Qualifying Accounts and Reserves               36

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                      REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandycrafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tandycrafts, Inc. and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP

Fort Worth, Texas
August 11, 1997




                                 TANDYCRAFTS, INC.
                            CONSOLIDATED BALANCE SHEETS
                               (Dollars in thousands)


                                                             June 30,
                                                      ---------------------
                                                         1997        1996
                                                      ---------   ---------
ASSETS
Current assets:
  Cash.............................................   $   1,005   $   1,512
  Trade accounts receivable, net of allowance for
   doubtful accounts of $1,680 and $784, respectively    32,614      31,741
  Inventories......................................      49,671      59,284
  Other current assets.............................       6,727       7,234
                                                      ---------   ---------
     Total current assets..........................      90,017      99,771
                                                      ---------   ---------
Property and equipment, net........................      25,505      26,783
Other assets.......................................         768         751
Goodwill, net......................................      40,239      41,274
                                                      ---------   ---------
                                                      $ 156,529   $ 168,579
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt................   $       -   $   3,270
  Accounts payable.................................      13,196      13,259
  Accrued liabilities and other....................      15,765      17,222
                                                      ---------   ---------
     Total current liabilities.....................      28,961      33,751
                                                      ---------   ---------

Long-term debt.....................................      40,840      50,000
Deferred taxes.....................................       2,454       1,230

Stockholders' equity:
  Common stock, $1 par value, 50,000,000 shares
   authorized, 18,527,988 issued...................      18,528      18,528
  Additional paid-in capital.......................      20,432      19,371
  Retained earnings................................      67,457      69,375
  Common stock in treasury, at cost, 5,930,336 and
   6,349,607 shares, respectively..................     (22,143)    (23,676)
                                                      ---------   ---------
     Total stockholders' equity....................      84,274      83,598
                                                      ---------   ---------
  Commitments and contingencies (Note 8)
                                                      $ 156,529   $ 168,579
                                                      =========   =========


The accompanying notes are an integral part of these financial statements.



                                 TANDYCRAFTS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)

                                                    Year Ended June 30,
                                                -----------------------------
                                                  1997      1996       1995
                                                --------   -------   --------

Net sales....................................   $244,924   $254,284  $256,523
                                                --------   --------  --------

Operating costs and expenses:
  Cost of goods sold (exclusive of
   depreciation).............................    160,325   160,385    155,644
  Selling, general and administrative........     79,185    81,427     83,544
  Restructuring charge.......................          -    18,317          -
  Depreciation and amortization..............      5,374     5,966      5,475
                                                --------   -------   --------
  Total operating costs and expenses.........    244,884   266,095    244,663
                                                --------   -------   --------

   Operating income (loss)...................         40   (11,811)    11,860
Interest income..............................         39        51         67
Interest expense.............................      3,124     4,123      3,900
                                                --------   -------   --------
Income (loss) before income taxes............     (3,045)  (15,883)     8,027
Provision (benefit) for income taxes.........     (1,127)   (5,174)     2,810
                                                --------   -------   --------
     Net income (loss).......................   $ (1,918)  $(10,709) $  5,217
                                                ========   ========  ========

Net income (loss) per common share...........    $ (.15)    $(.89)       $.46
                                                 ======     =====        ====

Weighted average number of common and
  common equivalent shares                        12,423    11,983     11,434
                                                  ======    ======     ======


The accompanying notes are an integral part of these financial statements.


                                 TANDYCRAFTS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollar in thousands)

                                                    Year Ended June 30,
                                                -----------------------------
                                                  1997      1996       1995
                                                --------   -------   --------
Cash flows from operating activities:
  Net income (loss)..........................   $ (1,918)  $(10,709) $  5,217
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
   Depreciation and amortization.............      5,374     5,966      5,475
   (Gain) loss on sale or abandonment of assets        -        24       (163)
   Restructuring charge......................          -    18,317          -
   Changes in assets and liabilities,
     excluding effect of businesses acquired:
     Receivables.............................     (2,224)   (3,073)    (5,036)
     Inventories.............................      7,401      (720)   (11,901)
     Other current assets....................     (3,054)   (4,367)     1,734
     Accounts payable, accrued expenses and
      income taxes...........................      3,794     2,987        644
                                                --------   -------   --------
        Net cash provided (used) by operating
         activities..........................      9,373     8,425     (4,030)
                                                --------   -------   --------

Cash flows from investing activities:
  Additions to property and equipment........     (3,794)   (4,363)    (9,519)
  Purchase of business, net of cash acquired.          -    (2,475)    (9,052)
  Proceeds from sales of assets..............      3,750     2,202      1,685
                                                --------   -------   --------
        Net cash used by investing activities        (44)   (4,636)   (16,886)
                                                --------   -------   --------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   plan, net.................................      2,594     3,646      5,817
  Principal payments on ESOP debt............          -         -     (4,000)
  Borrowings (payments) under bank credit
   facility, net.............................    (12,430)   (7,730)    19,400
                                                --------   -------   --------
        Net cash provided (used) by financing
         activities..........................     (9,836)   (4,084)    21,217
                                                --------   -------   --------
Increase (decrease) in cash and cash
  equivalents................................       (507)     (295)       301
Balance, beginning of year...................      1,512     1,807      1,506
                                                --------   -------   --------
Balance, end of year.........................   $  1,005   $ 1,512   $  1,807
                                                ========   =======   ========

Supplemental cash flow information:
  Cash paid (received) during the year for:
   Interest .................................   $  3,249   $ 4,157   $  3,902
                                                ========   =======   ========
   Income taxes..............................   $ (3,615)  $  (551)  $  3,272
                                                ========   =======   ========


The accompanying notes are an integral part of these financial statements.


                                 TANDYCRAFTS, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                              (Dollars in thousands)


                                                              Additional
                                                Common         paid-in         Retained        Treasury
                                                stock          capital         earnings         stock           Total
                                              ----------     -----------     -----------     ----------      ----------
Balance, June 30, 1994..................      $   18,528     $    13,158     $    74,867     $  (27,471)     $   79,082
Sale of 514,399 shares of
    treasury stock to employee
    benefit plan.......................         .      -           3,899               -          1,918           5,817
Contingent payment of 41,658
    shares for acquired business........               -             390               -            155             545
Net income .............................               -               -           5,217              -           5,217
                                              ----------     -----------     -----------      ---------      ----------
Balance, June 30, 1995..................          18,528          17,447          80,084        (25,398)         90,661
Sale of 692,262 share of
    treasury stock to employee
    benefit plan........................               -           2,676               -          2,582           5,258
ESOP forfeitures of  230,569 shares.....               -            (752)              -           (860)         (1,612)
Net loss   .............................               -               -         (10,709)             -         (10,709)
                                              ----------      ----------     -----------      ---------      ----------
Balance, June 30, 1996..................          18,528          19,371          69,375        (23,676)         83,598
Sale of 552,835 share of
    treasury stock to employee
    benefit plan........................               -           1,361               -          2,061           3,422
ESOP forfeitures of  133,564 shares.....               -            (300)              -           (528)           (828)
Net loss   .............................               -               -          (1,918)             -          (1,918)
                                              ----------      ----------     -----------      ---------      ----------
Balance, June 30, 1997..................      $   18,528      $   20,432     $    67,457      $ (22,143)     $   84,274
                                              ==========      ==========     ===========      =========      ==========


The accompanying notes are an integral part of these financial statements.


                               TANDYCRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

Description of Business - Tandycrafts, Inc. ("Tandycrafts" or the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 166 stores located in 44 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 66 stores in ten states; and Sav-On Office Supplies, which sells office supplies and related products through a chain of 38 stores located in eleven states. The specialty manufacturing segment is comprised of two divisions: Picture Frames and Framed Art, recently consolidated under the name of Pinnacle Art & Frame, and Tandy Wholesale International ("TWI") division.

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

Inventories - Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                     June 30,
                                                ------------------
                                                  1997      1996
                                                --------   -------
            Finished goods......................$ 35,364   $42,966
            Raw materials and work-in-process...  14,307    16,318
                                                --------   -------
                                                $ 49,671   $59,284
                                                ========   =======

Property and equipment -Property and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method at the rates shown below:

            Buildings...........................3% to 10%
            Fixtures and equipment..............5% to 50%
            Leasehold improvements..............5% to 20%, or the life of the lease.

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

Goodwill - The cost of businesses acquired in purchase transactions has been allocated among the identifiable assets and liabilities acquired based upon their fair values at the dates of acquisition. Any cost in excess of the fair value of such identifiable net assets acquired has been allocated to goodwill.
     In general, goodwill is amortized using the straight-line method over the estimated useful life of forty years. Accumulated amortization of goodwill at
June 30, 1997 and 1996 was $2,336,000 and $1,296,000, respectively.   Net
goodwill in the amount of $7,477,000 was written-off in the quarter ended December 31, 1995 as part of the restructuring program adopted during that quarter. Goodwill which arose prior to October 31, 1970, aggregating $2,147,000, is reviewed annually by the Board of Directors and will continue to be carried as an asset unless the Board determines that events and circumstances indicate that there has been a decline or limitation in the value, at which time an appropriate amortization policy will be adopted.

Long-lived assets - Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("FAS 121"). FAS 121 requires that long-lived assets (primarily property, plant and equipment and goodwill) held and used by an entity or to be disposed of, be reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book value and the estimated fair value of the assets. The adoption of FAS 121 did not have a material impact on the Company's financial position or results of operations.

Income taxes - Income taxes are calculated in accordance with the liability method, which requires that deferred tax assets and liabilities be recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

Net income (loss) per share - Net income (loss) per share of common stock is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods, after giving effect to stock splits. The computation of weighted average shares outstanding for fiscal 1997 and 1996 included no common stock equivalents, while common stock equivalents of 5,000 were included for fiscal 1995.

Advertising costs - Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1997, 1996 and 1995 was $7.7 million, $8.8 million and $8.1 million, respectively.

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

NOTE 2 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

     In December 1995, the Company adopted a strategic restructuring and consolidation program. The primary components of this program included: (i) the sale of Cargo Furniture and Accents, (ii) the sale or closure of Prestige Leather Creations, David James Manufacturing, Brand Name Apparel and certain other individually insignificant operations, (iii) the closure of 11 retail stores, (iv) the consolidation, streamlining and, in some cases, outsourcing of certain functions throughout various operating units, and (v) the retention of an outside consulting firm to assist senior management in evaluating and developing the Company's retail concepts.
     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to cover asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 being paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. At June 30, 1997, the balance of the note guaranteed by the Company was $2,862,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather stores which were targeted for closure in the strategic restructuring program.

     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1997 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1997 and June 30, 1996 (in thousands):

                                                     Specialty        Specialty
                                                   Manufacturing       Retail       Corporate       Total
                                                   -------------     ----------     ---------     ---------
           Balance at June 30, 1995                $          -      $       -      $      -      $       -
           Restructuring charges                         17,943            835            40         18,818
           Cash payments                                   (397)           (78)          (40)          (515)
           Non-cash asset writedowns                    (15,861)          (318)            -        (16,179)
           Non-cash adjustment to
              restructuring charges                        (501)             -             -           (501)
                                                   ------------      ---------      --------      ---------
           Balance at June 30, 1996                $      1,184      $     439      $      -      $   1,623
           Cash payments                                   (682)          (164)            -           (846)
           Non-cash asset writedowns                       (354)          (195)            -           (549)
                                                   ------------      ---------      --------      ---------
           Balance at June 30, 1997                $        148      $      80      $      -      $     228
                                                   ============      =========      ========      =========

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

     Revenues and operating losses included in the Company's results of operations (before restructuring charges) from separately identifiable businesses sold or closed are set forth below by segment (in thousands):

                                                             Year Ended June 30,
                                    --------------------------------------------------------------------
                                            1997                   1996                    1995
                                    --------------------    --------------------    --------------------
                                               Operating               Operating               Operating
                                                 Income                  Income                  Income
                                     Sales       (loss)      Sales       (loss)      Sales       (loss)
                                    -------    ---------    -------    ---------    -------    ---------

Specialty manufacturing             $ 1,416    $      (3)   $14,066    $  (2,165)   $25,522    $  (2,159)
Specialty retail                     10,944         (231)    18,609          173     19,776          761
                                    -------    ---------    -------    ---------    -------    ---------
   Total                            $12,360    $    (234)   $32,675    $  (1,992)   $45,298    $  (1,398)
                                    =======    =========    =======    =========    =======    =========

NOTE 3 - ACQUISITIONS

     During fiscal years 1997 and 1996, the Company made no acquisitions; however, in fiscal 1995, the Company completed two strategic acquisitions to complement its operations. The acquisitions discussed below were accounted for using the purchase method of accounting. Goodwill resulting from those acquisitions is being amortized over forty years. The acquisitions made in fiscal 1995 included the following:

     Effective November 1, 1994, the Company acquired the assets and assumed certain liabilities of the Novelty Division of Trench Manufacturing Company, Inc. ("Trench"). Trench's Novelty Division manufactured pennants, bumper stickers, foam hands and other novelty items. The acquisition was made for approximately $3.7 million in cash and resulted in the recording of goodwill of $3.1 million.

     During fiscal 1995, the Company, through its wholly-owned subsidiary Joshua's Christian Stores, purchased two Christian book stores for an aggregate purchase price of approximately $600,000 in cash. The acquisitions resulted in the recording of goodwill of approximately $284,000.


NOTE 4 - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

             As of June 30 (in thousands)         1997      1996
                                                --------   -------

            Property and equipment, at cost:
              Land..............................$  2,424   $ 2,424
              Buildings.........................  13,588    13,457
              Leasehold improvements............   4,785     7,227
              Fixtures and equipment............  28,811    27,578
                                                --------   -------
                                                  49,608    50,686
            Less accumulated depreciation....... (24,103)  (23,903)
                                                --------   -------
              Property and equipment, net.......$ 25,505   $26,783
                                                ========   =======

NOTE 5 - ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consisted of the following at June 30 (in thousands):

                                                  1997      1996
                                                --------   -------
            Accrued payroll and bonus...........$  4,036   $ 5,319
            Taxes, other than income taxes......   1,179     1,194
            Customer deposits...................       -       625
            Interest............................     203       301
            Restructuring accrual...............     228     1,623
            Accrual for sales allowances........   2,442     2,060
            Accrued legal.......................   1,698     1,316
            Accrued insurance...................   2,052       745
            Other...............................   3,927     4,039
                                                --------   -------
                                                $ 15,765   $17,222
                                                ========   =======

NOTE 6 - DEBT

     The Company has a $50 million revolving credit facility with a group of banks. The credit facility is an unsecured, two-year revolving line of credit, renewable annually. Interest rates on borrowings are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. Interest rates on borrowings at June 30, 1997 ranged from 7.72% to 8.50%. At June 30, 1997, the Company had borrowings aggregating $40,840,000 and letters of credit aggregating $12,000 outstanding under this facility. The loan agreement contains provisions specifying certain limitations on the amount of future indebtedness, investments and dividends, and requires the maintenance of certain financial ratios and balances. At June 30, 1997, the Company was in compliance with such covenants.
     During fiscal 1997, the bank group agreed to extend the maturity date of the facility to October 31, 1998 under the existing terms and to amend certain provisions, restrictions and covenants under the revolving credit agreement as of March 31, 1997.

NOTE 7 - INCOME TAXES

        The provision for income taxes is as follows (in thousands):

                                             1997       1996      1995
                                            -------   --------   -------
      Current tax expense (benefit):
        Federal.............................$  (226)  $ (4,361)  $ 2,205
        State and local.....................     30        (14)      114
                                            -------   --------   -------
        Total current.......................   (196)    (4,375)    2,319

      Deferred tax expense (benefit):
        Federal.............................   (931)      (799)      491
                                            -------   --------   -------
      Total provision (benefit).............$(1,127)  $ (5,174)  $ 2,810
                                            =======   =========  =======

Deferred tax liabilities (assets) are comprised of the following at June 30 (in thousands):

                                             1997       1996
                                            -------   --------
      Depreciation..........................$ 1,637   $  1,739
      Deferred compensation.................    110        110
      Goodwill..............................  1,625      1,119
                                            -------   --------
        Total deferred tax liabilities......  3,372      2,968
                                            -------   --------
      Inventory............................. (1,425)      (202)
      Bad debts.............................   (336)       (97)
      Restructuring reserve.................   (162)      (987)
      Charitable contribution carryforwards.   (466)         -
      Loss carryforwards....................   (739)    (1,077)
      Deferred compensation.................    (76)      (119)
      Lease reserves........................    (33)       (37)
      Other.................................   (533)      (253)
                                            -------   --------
        Total deferred tax assets........... (3,770)    (2,772)
      Valuation allowance...................    697      1,034
                                            -------   --------
        Net deferred tax assets............. (3,073)    (1,738)
                                            -------   --------
                                            $   299   $  1,230
                                            =======   ========

      A valuation allowance was established in 1996 in the amount of $1,034,000. During fiscal 1997, the valuation allowance was reduced by $337,000 as a result of the sale of Cargo Furniture and Accents. The remaining allowance of $697,000 relates to state tax loss carryforwards. Their use is limited to the future taxable earnings of the Company and its subsidiaries in certain states and it was determined to be more likely than not that these state tax carryforwards would not be utilized.


      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                Year ended June 30,
                                            ----------------------------
                                             1997       1996      1995
                                            -------   --------   -------

      Statutory U.S. tax provision..........$(1,066)  $ (5,559)  $ 2,729
      Increase (decrease) in rates resulting
        from:
         State and local taxes, net.........     19        (51)       75
         Goodwill write-offs................      -        526         -
         Other..............................    (80)       (90)        6
                                            -------   --------   -------
        Tax provision.......................$(1,127)  $ (5,174)  $ 2,810
                                            =======   ========   =======


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     The Company leases certain properties, primarily retail stores, under operating leases which expire through 2005. Real estate taxes, maintenance and certain other costs are generally borne by the Company. The composition of total rental expense for operating leases is as follows (in thousands):

       Year ended June 30                    1997       1996      1995
                                            -------   --------   -------
      Rentals:
        Minimum.............................$ 8,622   $  9,812   $ 9,598
        Contingent (percentage of sales)....     70         48        31
                                            -------   --------   -------
                                            $ 8,692   $  9,860   $ 9,629
                                            =======   ========   =======

     Minimum rental commitments for noncancellable operating leases (primarily retail store space) at June 30, 1997 are summarized as follows (in thousands):

                  Year ended June 30,
                       1998..........................   6,670
                       1999..........................   5,611
                       2000..........................   4,146
                       2001..........................   2,641
                       2002..........................   1,782
                       2003 and thereafter...........   2,752
                                                     --------
                                                     $ 23,602
                                                     ========

     A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1996 was established in fiscal 1996. The former subsidiary rejected additional leases for which an additional accrual was established at June 30, 1997. Based on the information presently available, management believes the amount of the accrual is adequate to cover the liability the Company may incur under the alleged guarantees. However, the former subsidiary may reject further leases with alleged guarantees, which may result in additional potential liability to the Company.


NOTE 9 - TANDYCRAFTS RETIREMENT SAVINGS PLAN

     During fiscal 1997, the former Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP") was amended and renamed Tandycrafts Retirement Savings Plan (the "TRSP" or the "Plan"). The TRSP is open to all eligible employees of the Company employed in the United States.

     Prior to fiscal 1997, participant contributions were 5% of gross earnings and wages which were invested in Company common stock only. The Company's matching contribution was 200% of the participant's contribution and was also invested in Company common stock.

     Effective January 1, 1997, as a result of the amendment of the Plan, participants may contribute between 3% and 15% of gross salary and wages into the 401(k) portion of the plan which becomes immediately vested. Participants also have the ability to direct their contributions into various investment options. The Company's matching contribution is 100% of the first 5% of the participant's contribution and is invested in Company common stock. The Company's contribution becomes vested upon completion of five years of credited service. The employee and Company contributions are maintained by a corporate trustee.

     During fiscal 1996, the Plan was amended to allow shares forfeited by unvested employees to be used to reduce subsequent Company contributions to the Plan. Previously, such forfeited shares were reallocated to the remaining plan participants. Company contributions to the Plan, net of forfeitures, for the years ended June 30, 1997, 1996, and 1995 were approximately $1,534,000, $1,889,000, and $3,933,000, respectively.


NOTE 10 - SHAREHOLDER RIGHTS PLAN

     In May 1997, the Board of Directors adopted a shareholder rights plan and declared a dividend of one common share purchase right (a "Right") for each outstanding share of Tandycrafts common stock. Each Right entitles the registered holder the right upon exercise to purchase from the Company, that number of common shares having a market value of two times the applicable exercise price. The exercise price was initially set at $30.00 and is subject to adjustment by the Board. The Rights will become exercisable ten business days after the earliest occurrence of (i) a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common shares or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding common shares.

     The Rights will expire on May 19, 2007, unless the expiration date is extended or unless the Rights are earlier redeemed by the Company. The Board of Directors may amend the terms of the Rights without consent of the holder of the Rights, including an amendment to extend or reduce the period during which the Rights are redeemable or exercisable. The Rights are not separately traded, are not currently exercisable and have no voting rights until exercised. The Board may redeem the Rights for $0.01 per Right at any time prior to the Rights becoming exercisable.

NOTE 11 - STOCK OPTION PLANS

     The Tandycrafts, Inc. 1992 Stock Option Plan (the "Stock Option Plan") provides for the grant of options to purchase up to 1,400,000 shares of the Company's common stock by officers and key employees. Options granted under the Stock Option Plan may not have an option price less than the fair market value of common stock on the date of grant. Options are exercisable at rates of either 20% or 33-1/3% per year beginning at least one year after the date of grant and, if not exercised, expire ten years from the date of grant.
     The Tandycrafts, Inc. 1992 Director Stock Option Plan (the "Director Plan") provides for the grant of options to non-employee directors to purchase up to 240,000 shares of the Company's common stock. The Director Plan options are exercisable 33-1/3% at date of grant and 16-2/3% on the first, second, third and fourth anniversaries of the date of grant and, if not exercised, expire ten years from the date of grant.

A summary of stock option activity under these plans follows:

                                                        Weighted -
                                                        Average
                                                        Exercise
                                         Shares          Price
                                      ------------      --------
      Options outstanding,
         June 30, 1994................   1,418,900      $ 12.74
      Options granted.................      77,000      $ 11.74
      Options exercised...............           -            -
      Options terminated..............     (35,800)     $ 13.82
                                      ------------      -------
      Options outstanding,
         June 30, 1995................   1,460,100      $ 12.66
      Options granted.................      63,000      $  8.01
      Options exercised...............           -      $     -
      Options terminated..............    (447,100)     $ 12.79
                                      ------------      -------
      Options outstanding,
         June 30, 1996................   1,076,000      $ 12.33
      Options granted.................     712,700      $  4.75
      Options exercised...............           -      $  -
      Options terminated..............  (1,022,800)     $ 12.29
                                      ------------      -------

      Options outstanding,
         June 30, 1997................     765,900      $  5.33
                                      ============      =======

      Options exercisable,
         June 30, 1997................     125,016      $  7.36
                                      ============      =======

      Options available for
         future grant, June 30, 1997..     874,100
                                      ============



A summary of stock options outstanding and exercisable at June 30, 1997 follows:

                                   Options Outstanding                             Options Exercisable
                    ----------------------------------------------------     -------------------------------
                      Shares        Weighted-Average                           Shares
   Range of         Outstanding         Remaining        Weighted-Average    Exercisable     Weighted-Average
Exercise Prices     at 6/30/97      Contractual Life      Exercise Price     at 6/30/97       Exercise Price
---------------     -----------     ----------------     ---------------     ------------     --------------
$10.69 - 17.62         56,600          6.31 months          $   12.60           42,800           $   12.53
  $4.56 - 8.82        709,300          9.70 months          $    4.75           82,216           $    4.67
                      -------                                                  -------
 $4.56 - 17.62        765,900                               $    5.33          125,016           $    7.36


     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: no expected dividends, expected volatility of 32.6%, risk free interest rate of 6.00% and expected lives of seven years each.
     A summary of stock option transactions under both the Company's stock option plan and information about fixed-price options is presented above.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company's pro forma information is as follows:

                                    1997                1996
                             -----------------   ------------------
                               As        Pro        As        Pro
                            Reported    Forma    Reported    Forma
                            --------   -------   --------   -------
Income (loss) available to
    common shareholders     $ (1,918) $(2,096)  $ (10,709)  $(10,738)
Income (loss) per
    common share            $  (0.15) $ (0.17)  $   (0.89)  $  (0.90)

     The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996 and additional awards anticipated in future years.


NOTE 12 - INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail segment is comprised of three distinct retail concepts. The specialty manufacturing segment is comprised of two divisions: Pinnacle Art & Frame and TWI. Substantially all of the specialty retail products are marketed through 270 Company-owned specialty retail stores located in 44 states of the United States. The specialty retail segment grants nominal credit, primarily to institutional customers. The specialty manufacturing segment, during fiscal 1997, 1996 and 1995, had net sales of $30,467,000, $30,065,000 and $26,774,000, respectively, to a group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue. The specialty manufacturing segment, in the normal course of business, grants credit with the majority of its sales. Such receivables are generally not collateralized. The concentration of credit risk within this segment may impact the Company's overall credit risk, either positively or negatively, in that these customers may be similarly affected by industry-wide changes in economic or other conditions.
     Intersegment sales represent sales from the specialty manufacturing group to the specialty retail group. Operating income (loss) is segment revenue less segment operating expenses, which excludes corporate charges, goodwill amortization, interest expense and taxes on income. Identifiable assets by segment are those assets that are used in each segment. Corporate assets are comprised of cash and short-term investments.
     Segment information for each of the three years in the period ended June 30, 1997 is as follows (in thousands):


                                            Specialty    Specialty
            1997                          manufacturing  retailing  Consolidated
            ----                          ------------   ---------  ------------

Total sales                               $  134,180     $ 119,173  $    253,353
Intersegment sales                            (8,241)         (188)       (8,429)
                                          ----------     ---------  ------------
Net sales                                 $  125,939     $ 118,985  $    244,924
                                          ==========     =========  ============
Segment operating income (loss)           $   11,369     $  (5,141) $      6,228
                                          ==========     =========
Corporate expenses including goodwill
    amortization and interest expense, net                                (9,273)
                                                                    ------------
Income (loss) before income taxes                                   $     (3,045)
                                                                    ============
Depreciation                              $    2,166     $   2,169  $      4,335
Goodwill amortization                            996            43         1,039
                                          ----------     ---------  ------------
Total depreciation and amortization       $    3,162     $   2,212  $      5,374
                                          ==========     =========  ============
Identifiable assets                       $  117,878     $  37,646  $    155,524
                                          ==========     =========
Corporate assets                                                           1,005
                                                                    ------------
                                                                    $    156,529
                                                                    ============
Capital expenditures                      $    1,622     $   2,172  $      3,794
                                          ==========     =========  ============

            1996
            ----
Total sales                               $  143,090     $ 122,828  $    265,918
Intersegment sales                           (11,463)         (171)      (11,634)
                                          ----------     ---------  ------------
Net sales                                 $  131,627     $ 122,657  $    254,284
                                          ==========     =========  ============
Segment operating income (loss) (1)       $   (8,051)    $     310  $     (7,741)
                                          ==========     =========
Corporate expenses including goodwill
    amortization and interest expense, net                                (8,142)
                                                                    ------------
Income (loss) before income taxes (1)                               $    (15,883)
                                                                    ============
Depreciation                              $    2,304     $   2,366  $      4,670
Goodwill amortization                          1,068           228         1,296
                                          ----------     ---------  ------------
Total depreciation and amortization       $    3,372     $   2,594  $      5,966
                                          ==========     =========  ============
Identifiable assets                       $  113,559     $  53,508  $    167,067
                                          ==========     =========
Corporate assets                                                           1,512
                                                                    ------------
                                                                    $    168,579
                                                                    ============
Capital expenditures                      $    2,680     $   1,683  $      4,363
                                          ==========     =========  ============

(1) Includes restructuring charges of $17,442 and $835 for specialty manufacturing and specialty retailing, respectively.

            1995
            ----

Total sales                               $  150,552     $ 117,966  $    268,518
Intersegment sales                           (11,824)         (171)      (11,995)
                                          ----------     ---------  ------------
Net sales                                 $  138,728     $ 117,795  $    256,523
                                          ==========     =========  ============
Segment operating income                  $   12,989     $   3,521  $     16,510
                                          ==========     =========
Corporate expenses including goodwill
  amortization and interest expense, net                                  (8,483)
                                                                    ------------
Income before income taxes                                                 8,027
                                                                    ============
Depreciation                             $    2,225      $   2,180  $      4,405
Goodwill amortization                         1,027             43         1,070
                                         ----------      ---------  ------------
Total depreciation and amortization      $    3,252      $   2,223  $      5,475
                                         ==========      =========  ============
Identifiable assets                      $  121,753      $  55,243  $    176,996
                                         ==========      =========
Corporate assets                                                           1,807
                                                                    ------------
                                                                    $    178,803
                                                                    ============
Capital expenditures                     $    5,272      $   4,247  $      9,519
                                         ==========      =========  ============


NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly income statements (in thousands of dollars, except per share amounts) for the years ended June 30, 1997 and 1996 are set forth below:

                                       1st Quarter             2nd Quarter             3rd Quarter             4th Quarter
                                  --------------------    --------------------    --------------------    ------------------
                                    1997        1996        1997        1996        1997        1996        1997      1996
                                  --------    --------    --------    --------    --------    --------    --------  --------
Net sales                         $ 57,770    $ 62,349    $ 73,246    $ 74,347    $ 54,456    $ 53,556    $ 59,452  $ 64,032
Costs and expenses:
    Cost of goods sold              35,688      38,813      46,732      47,885      41,128      32,834      36,777    40,853
    Selling and administrative      18,662      20,913      20,775      23,263      20,062      18,186      19,686    19,065
    Restructuring charge                 -           -           -      18,818           -        (501)          -         -
    Depreciation and amortization    1,372       1,525       1,391       1,715       1,315       1,482       1,296     1,244
                                  --------    --------    --------    --------    --------    --------    --------  --------
Operating income (loss) (1)          2,048       1,098       4,348     (17,334)     (8,049)      1,555       1,693     2,870
Interest expense, net                  822       1,085         833       1,117         720         996         710       874
                                  --------    --------    --------    --------    --------    --------    --------  --------
Income (loss) before
    income taxes                     1,226          13       3,515     (18,451)     (8,769)        559         983     1,996
Provision (benefit) for
    income taxes                       429           4       1,230      (6,072)     (3,068)        195         282       699
                                  --------    --------    --------    --------    --------    --------    --------  --------
Net income (loss)                 $    797    $      9    $  2,285    $(12,379)   $ (5,701)   $    364    $    701  $  1,297
                                  ========    ========    ========    ========    ========    ========    ========  ========
Net income (loss) per
    common share                     $0.07       $0.00       $0.19      ($1.04)     ($0.45)      $0.03       $0.06     $0.11
                                     =====       =====       =====       =====       =====       =====       =====     =====


(1) The third quarter of fiscal 1997 includes a $5,300,000 repositioning charge at Joshua's Christian Stores to writedown and liquidate discontinued inventory and close thirteen stores.

Item 9.  Changes In and Disagreements With Accountants on Accounting and
------     Financial Disclosure

      None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant
-------

      The information required by this item with regard to executive officers is included in Part I, Item 4 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

      The information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election Of Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1997.

Item 11.  Executive Compensation
-------

      The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1997.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------

      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1997.

Item 13.  Certain Relationships and Related Transactions
-------

      The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation - Transactions With Management and Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1997.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------

(a) The following financial statements, schedules and exhibits are filed as part of this report.
      (1) Financial Statements and Financial Statement Schedules - See Index to Financial Statements at Item 8 on page 17 of this report.

(b)  Reports on Form 8-K:
      The Company filed a Current Report on Form 8-K, on May 22, 1997 reporting that on May 16, 1997 the Board of Directors voted to adopt a Rights Agreement pursuant to which Rights to purchase shares of the Company's Common Stock will be distributed as a dividend, one Right per share, to record owners of the Company's Common Stock as of the close of business on May 29, 1997. The Form 8-K also reported that the Company's bylaws were amended by vote of the Board of Directors to include provisions relating to the procedures for introduction of matters by shareholders at meetings of shareholders.


(c)   Exhibits:
            A list of the exhibits required by Item 601 of regulation S-K to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(d)  Not applicable.


                           ------------------------


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TANDYCRAFTS, INC.
                                          (Registrant)

September 26, 1997                     By:  /s/ Michael J. Walsh
                                            --------------------------
                                            Michael J. Walsh
                                            President and Chief Executive
                                            Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 26th day of September, 1997, by the following persons on behalf of the Registrant and in the capacities indicated.

                       /s/ R.E. Cox III
                       -------------------------------------
                       R. E.. Cox III
                       Chairman of the Board

                       /s/ James D. Allen
                       -------------------------------------
                       James D. Allen
                       Executive Vice President and
                       Chief Financial Officer
                       (Chief Accounting Officer)

                       /s/ Joe K. Pace
                       -------------------------------------
                       Joe K. Pace
                       Director

                       /s/ Sheldon I. Stein
                       -------------------------------------
                       Sheldon I. Stein
                       Director

                       /s/ Robert Schutts
                       -------------------------------------
                       Robert Schutts
                       Director

                       /s/ Michael J. Walsh
                       -------------------------------------
                       Michael J. Walsh
                       President and Chief Executive Officer
                       and Director



                                                                     Schedule II
                       TANDYCRAFTS, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves

                                 (In thousands)

                                                 Year ended June 30,
                                         ------------------------------------
                                            1997         1996          1995
                                         ---------     ---------    ---------
Allowance for doubtful accounts:
   Balance, beginning of year            $     790     $     605    $     441

   Additions charged to profit and loss      1,971         1,094          788

   Accounts receivable charged off, net
      of recoveries                         (1,081)         (909)        (624)
                                         ---------     ---------    ---------
   Balance, end of year                  $   1,680     $     790    $     605
                                         =========     =========    =========


                               TANDYCRAFTS, INC.

                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the year ended June 30, 1997.

Exhibit
Number            Description
------            -----------

3.1               Certificate of Incorporation (1)

3.2               Amended and Restated Bylaws of the Company (8)

3.3               Certificate of Amendment of Certificate of Incorporation
                    dated December 7, 1992 (3)

3.4               Amended Bylaws of the Company (12)

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

10.9 *            Amended Tandycrafts, Inc. 1992 Director Stock Option Plan (6)

10.10             Second Amendment to Revolving Credit and Term Loan Agreement
                    (7)

10.11             Third Amendment to Revolving Credit and Term Loan Agreement
                    (8)

10.12             Fourth Amendment to Revolving Credit and Term Loan Agreement
                    (8)

10.13             Fifth Amendment to Revolving Credit and Term Loan Agreement
                    (9)

10.14             Sixth Amendment to Revolving Credit and Term Loan Agreement
                    (10)

10.15             Seventh Amendment to Revolving Credit and Term Loan Agreement
                    (11)

10.16 #           Eighth Amendment to Revolving Credit and Term Loan Agreement


10.17 Form of Rights Agreement used to evidence the stock rights granted by the Board Directors on May 16, 1997 as a dividend to share holders on record on May 29, 1997 (12)

21 #              Subsidiaries of the Registrant

23 #              Consent of Independent Accountants

27 #              Financial Data Schedule (filed electronically only)


                        ------------------------

#     Filed herewith.
*     Indicates management compensatory plan, contract or arrangement.
(1) Filed with the Commission as an Exhibit to the Company's Form S-1 Registration Statement (No. 2-54086) and incorporated herein by reference.
(2) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 5, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Such Exhibit is incorporated herein by reference.
(3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(4) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
(5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(6) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 3, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(7) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.
(8) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(11) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(12) Filed with the Commission as a Exhibit to the Company's Form 8-K, dated May 22, 1997 and incorporated herein by reference.