Form 10-Q
period 1997-09-30
TANDYCRAFTS INC
filed 1997-11-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended September 30, 1997

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares outstanding as of October 31, 1997
-----------------------------         -----------------------------------------
Common Stock, $1.00 par value                         12,685,029


                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended September 30, 1997

                               TABLE OF CONTENTS

      PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 -------

1.    Condensed Consolidated Financial Statements..................       3-7

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      7-12


      PART II - OTHER INFORMATION

6.    Exhibits and Reports on Form 8-K.............................        13

      Signatures...................................................        14


                                     PART I
                                     ------
Item 1.  Financial Statements
         --------------------


                               TANDYCRAFTS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1997              1996
                                                  ----------        ----------

Net sales                                         $   55,359        $   57,770
                                                  ----------        ----------

Operating costs and expenses:
   Cost of goods sold                                 35,834            35,688
   Selling, general and administrative                15,932            18,662
   Depreciation and amortization                       1,270             1,372
                                                  ----------        ----------
     Total operating costs and expenses               53,036            55,722
                                                  ----------        ----------

Operating income                                       2,323             2,048

Interest expense, net                                    862               822
                                                  ----------        ----------

Income before provision for income taxes               1,461             1,226
Provision for income taxes                               512               429
                                                  ----------        ----------
      Net income                                  $      949        $      797
                                                  ==========        ==========

Net income per share                              $     0.08        $     0.07
                                                  ==========        ==========

Weighted average common and
   common equivalent shares                           12,636            12,198
                                                  ==========        ==========


                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  September 30,     June 30,
                                                      1997            1997
                                                  ------------    -----------
ASSETS
------
Current assets:
   Cash                                           $        623    $     1,005
   Trade accounts receivable, net of, allowance
      for doubtful accounts of $1,583 and
      $1,680, respectively                              30,220         32,614
   Inventories                                          57,090         49,671
   Other current assets                                  6,540          6,727
                                                  ------------    -----------
         Total current assets                           94,473         90,017
                                                  ------------    -----------

Property and equipment, at cost                         50,706         49,608
Accumulated depreciation                               (24,964)       (24,103)
                                                  ------------    -----------
   Property and equipment, net                          25,742         25,505
                                                  ------------    -----------

Other assets                                               669            768
Goodwill                                                39,893         40,239
                                                  ------------    -----------
                                                  $    160,777    $   156,529
                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     15,513         13,196
   Accrued liabilities and other                        11,418         15,765
                                                  ------------    -----------
         Total current liabilities                      26,931         28,961
                                                  ------------    -----------

Long-term debt                                          45,850         40,840
Deferred income taxes                                    2,454          2,454

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528         18,528
   Additional paid-in capital                           20,495         20,432
   Retained earnings                                    68,406         67,457
   Cost of stock in treasury, 5,861,903 shares
      and 5,930,336 shares, respectively               (21,887)       (22,143)
                                                  ------------    -----------
         Total stockholders' equity                     85,542         84,274
                                                  ------------    -----------
                                                  $    160,777    $   156,529
                                                  ============    ===========


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                --------------------------------
                                                     1997            1996
                                                  ----------      -----------

Net cash flows from operating activities          $   (4,550)     $     4,691
                                                  ----------      -----------

Cash flows from investing activities:
  Additions to property and equipment, net            (1,161)            (868)
                                                  ----------      -----------
        Net cash used for investing activities        (1,161)            (868)
                                                  ----------      -----------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   program, net                                          319              702
  Borrowings (repayments) under bank credit
   facility, net                                       5,010           (4,270)
                                                  ----------      -----------
        Net cash provided (used) by
         financing activities                          5,329           (3,568)
                                                  ----------      -----------

Increase (decrease) in cash                             (382)             255
Balance, beginning of period                           1,005            1,512
                                                  ----------      -----------
Balance, end of period                            $      623      $     1,767
                                                  ==========      ===========


                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                                   Additional
                                                       Common       paid-in      Retained     Treasury
                                                       stock        capital      earnings      stock         Total
                                                     ----------    ----------    --------    ---------    ----------
Balance, June 30, 1997                               $   18,528    $   20,432    $ 67,457    $ (22,143)   $   84,274
Sale of 68,433 shares of treasury stock
     to employee benefit program, net                         -            63           -          256           319
Net income for three months ended
     September 30, 1997                                       -             -         949            -           949
                                                     ----------    ----------    --------    ---------    ----------
Balance, September 30, 1997                          $   18,528    $   20,495    $ 68,406    $ (21,887)   $   85,542
                                                     ==========    ==========    ========    =========    ==========



                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of September 30, 1997 and June 30, 1997, and the results of operations and cash flows for the three-month periods ended September 30, 1997 and September 30, 1996. The results of operations for the three-month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at September 30, 1997 consisted of the following (in thousands):

            Merchandise held for sale                 $  42,894
            Raw materials and work-in-process            14,196
                                                      ---------
                                                      $  57,090
                                                      =========

NOTE 3 - EARNINGS PER SHARE

Net income per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the periods. For the three-month periods ended September 30, 1997 and 1996, the number of weighted average shares and common stock equivalents is as follows (in thousands):
                                                    Three Months Ended
                                                       September 30,
                                               ---------------------------
                                                  1997             1996
                                               ----------       ----------

   Weighted average shares                         12,626           12,198
   Common stock equivalents                            10                -
                                               ----------       ----------
   Total weighted average common and
     common equivalent shares                      12,636           12,198
                                               ==========       ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -------------

GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 163 stores located in 44 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 62 stores located in ten states and Sav-On Office Supplies, which sells office supplies and related products through a chain of 40 stores located in eleven states. The specialty manufacturing segment is comprised of two divisions: Pinnacle Art & Frame and Tandy Wholesale International ("TWI") division.

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

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three-month periods ended September 30, 1997 and 1996 (in thousands):

                                          Three Months Ended September 30,
                               -----------------------------------------------------
                                          1997                        1996                 % Increase (Decrease)
                               ------------------------     ------------------------     ------------------------
                                              Operating                    Operating                    Operating
                                               Income                       Income                       Income
                                 Sales         (loss)         Sales         (loss)         Sales         (loss)
                               ---------     ----------     ---------     ----------     ---------     ----------
Specialty retail:
-----------------
Tandy Leather                  $   8,978     $     (156)    $   9,558     $     (331)         (6.1)%          52.9%
Sav-On  Office Supplies           10,599            603         9,455            562          12.1             7.3
Joshua's Christian Stores          6,924           (180)        5,828           (746)         18.8            75.9
                               ---------     ----------     ---------     ----------     ---------     -----------
    Specialty retail              26,501            267        24,841           (515)          6.7           151.8
                               ---------     ----------     ---------     ----------     ---------     -----------

Specialty manufacturing:
-----------------------
Pinnacle Art & Frame              19,810          2,075        16,822          2,131          17.8            (2.6)
TWI                                9,048            675        10,112            938         (10.5)          (28.0)
                               ---------     ----------     ---------     ----------     ---------     -----------
    Specialty manufacturing       28,858          2,750        26,934          3,069           7.1           (10.4)
                               ---------     ----------     ---------     ----------     ---------     -----------

Divested operations                    -              -         5,995            119        (100.0)         (100.0)
                               ---------     ----------     ---------     ----------     ---------     -----------

   Total operations, excluding
     corporate                $  55,359      $    3,017     $  57,770     $    2,673          (4.2)%          12.9%
                              =========      ==========     =========     ==========     =========     ===========

RESULTS OF OPERATIONS

For the quarter ended September 30, 1997, consolidated net sales decreased $2,411,000, or 4.2%, while operating income, excluding corporate, increased $344,000, or 12.9%, compared to the same period last year. Excluding the results of divested operations, net sales increased $3,584,000, or 6.9%, and operating income increased $463,000, or 18.1%. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
Net sales for the specialty retail segment increased $1,660,000, or 6.7%, compared to the same quarter last year. The specialty retail segment contributed 47.9% of consolidated net sales, excluding divested operations, in the quarter ended September 30, 1997 compared to 48.0% in the same quarter last year. The segment had operating income of $267,000 for the three month period ended September 30, 1997 compared to a loss of $515,000 for the same period last year.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased $580,000, or 6.1%, compared to the same quarter last year with a decrease in same-store sales of 4.7%. The decrease in sales reflects the closing of nine stores since September 1996. Management is also addressing certain product availability problems which have negatively impacted sales. Sales for the month of September began to show some progress as Tandy Leather achieved a sales gain of 6.6%; the first increase in over thirty-six months.

Tandy Leather Company had an operating loss of $156,000 for the quarter ended September 30, 1997 compared to a loss of $331,000 for the same quarter last year. Gross margin dollars decreased compared to the prior year quarter; however, gross margin as a percent of sales increased 1.7 percentage points. Selling, general and administrative ("SG&A") expenses at Tandy Leather decreased $312,000, or 6.3%, primarily due to decreased labor and advertising costs.

Sav-On Office Supplies
Sav-On Office Supplies achieved a $1,144,000, or 12.1%, increase in net sales compared to the same quarter last year. Same-store sales increased 8.3% over the same quarter last year and four new stores were opened during the last four months. The same-store sales gain is primarily attributable to the continued strong sales in the computer peripherals category which includes a line of PC printers and fax machines introduced last year and to strong sales gains in the furniture department.

Sav-On's operating income increased $41,000, or 7.3%, for the quarter ended September 30, 1997 compared to the same quarter last year. Gross profit increased $340,000, but decreased slightly as a percentage of sales as a result of the addition of the PC printers and fax machines, which carry lower margins than the average of the other merchandise categories. SG&A expenses increased $301,000, or 10.2%, compared to the prior year quarter due to increased occupancy and advertising costs associated with the four new stores. SG&A expenses as a percent of sales decreased to 30.6% from 31.1% in the prior year quarter.

Joshua's Christian Stores
Joshua's net sales increased $1,096,000, or 18.8%, compared to the same quarter last year, with same-store sales increasing 18.5% for the quarter. The increase in sales is primarily attributed to more effective advertising, improved merchandise assortment, and better in-stock position in stores. The overall sales increase was achieved despite the closing of eleven stores since September 1996.

Joshua's had an operating loss of $180,000 for the quarter ended September 30, 1997 compared to a loss of $746,000 for the same quarter last year. Gross margin as a percent of sales was down slightly from the same quarter last year, but gross margin dollars were up $228,000 due to the increase in sales. SG&A expenses decreased $317,000, or 10.1%, as a result of reduced labor expense due to improved labor scheduling and personnel reductions, more focused advertising with increased vendor participation and adherence to tighter expense controls.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment increased $1,924,000, or 7.1%, while operating income decreased $319,000, or 10.4%, compared to the quarter ended September 30, 1996. The specialty manufacturing segment contributed 52.1% of consolidated net sales, excluding divested operations, in the quarter ended September 30, 1997 compared to 52.0% in the same quarter last year.

Pinnacle Art & Frame
Pinnacle Art & Frame achieved a net sales increase of $2,988,000, or 17.8%, compared to the quarter ended September 30, 1996. Frame sales increased $2,581,000, or 22.5%, due to the addition of new customers and new products, while framed art sales increased $407,000, or 7.6%, primarily from increased sales to existing customers.

Operating income for Pinnacle Art & Frame decreased $56,000, or 2.6%, compared to the quarter ended September 30, 1996. Gross margin as a percent of sales decreased 3.9 percentage points due to significant increases in lumber prices, significant overtime incurred in the current quarter and factory inefficiencies resulting from the reorganization of the production facility in Los Angeles to provide additional capacity. SG&A expenses increased $87,000, or 3.8%, compared to the prior year quarter primarily due to costs associated with establishing an expanded service program to better service its major customers. SG&A expenses as a percent of sales, however, decreased to 12.0% in the current quarter from 13.7% in the same quarter last year.

Tandy Wholesale International ("TWI")
Net sales for the TWI division decreased $1,064,000, or 10.5%, compared to the same quarter last year. The decrease in net sales is primarily attributable to a discontinued line of business at Tandy Leather Manufacturing and by a decrease in sales of Licensed Lifestyles, partially attributable to 1996 Olympic sales made in the prior year quarter which were not repeated in the current quarter.

The TWI division's operating income decreased $263,000, or 28.0%, for the quarter compared to the same quarter last year. Gross margin as a percent of sales for this division decreased slightly during the current quarter primarily due to a change in sales mix. SG&A expenses decreased $371,000, or 13.3%, compared to the prior year quarter primarily due to a reduction in costs at Licensed Lifestyles resulting primarily from the relocation and consolidation of the Birdlegs operation.

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

As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.3 million in fiscal 1996. During the quarter ended September 30, 1997, approximately $52,000 was charged against the restructuring reserve primarily for payments of lease obligations remaining on closed stores. As of September 30, 1997, the balance of the restructuring reserve was $176,000.

In January 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. At September 30, 1997, the balance of the note guaranteed by the Company was $2,794,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty.

Businesses separately identified for sale or closure contributed no revenues or operating income for the quarter ended September 30, 1997; whereas, these businesses contributed sales and operating income (before restructuring charges) of $5,995,000 and $119,000, respectively, for the quarter ended September 30, 1996.

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 28.8% as a percent of sales for the quarter ended September 30, 1997 compared to 32.3% for the same quarter last year. In total dollars, selling, general and administrative expenses decreased $2,730,000, or 14.6%, when compared to the same quarter last year. This decrease was primarily due to the reduction of expenses related to those companies divested during fiscal 1997 and to tighter expense controls established throughout the Company.

Depreciation and amortization
Consolidated depreciation and amortization decreased $102,000, or 7.4%, for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996. The decrease is due primarily to the sale or write-down of equipment of businesses divested during fiscal 1997.

Interest expense, net
Net interest expense increased $40,000, or 4.9%, for the quarter ended September 30, 1997 compared to the same quarter last year. The increase in interest expense was due to higher average interest rates during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of liquidity have come from sales of treasury stock to the employee benefit program and borrowings under the Company's revolving credit facility. These funds have been used primarily for capital expenditures and to finance the growth in inventories and receivables.

During the quarter ended September 30, 1997, cash decreased $382,000. Cash used by operating activities of $4,550,000 primarily resulted from an increase in receivables, an increase in inventories related mainly to the seasonal building of inventory for the holiday season and a decrease in accrued expenses resulting from the payment of fiscal 1997 year-end bonuses. Cash used for investing activities of $1,161,000 resulted from capital expenditures for property and equipment. Cash of approximately $5,329,000 was provided by financing activities, through increased borrowings under the Company's revolving credit facility and the sale of treasury stock to the employee benefit program.

The Company has a $50 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit renewable annually. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended through October 31, 1999.
The Company currently estimates that its cash flow from operations will enable the Company to operate within the commitment amount on a continuing basis. Actual results may differ from this forward-looking projection, see risk factors discussed herein.

Cash of approximately $1,161,000 was used for capital expenditures during the quarter ended September 30, 1997. Planned capital expenditures for the remainder of fiscal 1998 approximate $3,400,000 and are primarily targeted for investments in Pinnacle Art & Frame and expansion of Sav-On Office Supplies' store base. Current store expansion plans call for Sav-On Office Supplies to open two new stores during the remainder of fiscal 1998. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection, see risk factors discussed herein.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1996 was established in fiscal 1996. The former subsidiary rejected additional leases for which an additional accrual was established in fiscal 1997. Based on the information presently available, management believes the balance of the accrual at September 30, 1997 is adequate to cover the liability the Company may incur under the alleged guarantees.




                                        TANDYCRAFTS, INC.
                                  PART II - OTHER INFORMATION


Item 6.     Exhibits and Reports on Form 8-K
            --------------------------------

            Exhibits          Description
            --------     -----------------------

             27          Financial Data Schedule

            Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated October 22, 1997, which included the contents of a press release announcing the unaudited results of operations for the three-month period ended September 30, 1997.


                               TANDYCRAFTS, INC.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                 (Registrant)


Date:  November 14, 1997                  By /s/Michael J. Walsh
                                             ---------------------------
                                             Michael J. Walsh
                                             President, Chief Executive Officer
                                             and Director



Date:  November 14, 1997                  By:/s/James D. Allen
                                             ---------------------------
                                             James D. Allen
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)