Form 10-Q
period 1997-12-31
TANDYCRAFTS INC
filed 1998-02-17
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended December 31, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission File Number 1-7258

                               TANDYCRAFTS, INC.

             (Exact name of registrant as specified in its charter)

Delaware                                                          75-1475224
------------------------               -------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)


                 1400 Everman Parkway, Fort Worth, Texas  76140

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares outstanding as of January 31, 1997
-----------------------------         -----------------------------------------
Common Stock, $1,00 par value                         12,687,896


                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended December 31, 1997

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 -------

1.    Condensed Consolidated Financial Statements..................       3-7

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      8-13


                          PART II - OTHER INFORMATION

4.    Submission of Matters to a Vote of Security
      Holders......................................................        14

6.    Exhibits and Reports on Form 8-K.............................        14

      Signatures...................................................        15


                                     PART I
                                     ------
Item 1.   Financial Statements
          --------------------

                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                  Three Months Ended           Six Months Ended
                                     December 31,                December 31,
                               -----------------------     ------------------------
                                  1997         1996            1997         1996
                               ----------   ----------     ----------    ----------

Net sales                      $   73,237   $   73,246     $  128,596    $  131,016
                               ----------   ----------     ----------    ----------

Operating costs and expenses:
  Cost of goods sold               48,702       46,732         84,536        82,420
  Selling, general and
    administration                 17,665       20,775         33,597        39,437
  Depreciation and amortization     1,259        1,391          2,529         2,763
                               ----------   ----------     ----------    ----------
  Total operating costs and
    expenses                       67,626       68,989        120,662       124,620
                               ----------   ----------     ----------    ----------

Operating income                    5,611        4,348          7,934         6,396
Interest expense, net                 911          833          1,773         1,655
                               ----------   ----------     ----------    ----------
Income before provision
  for income taxes                  4,700        3,515          6,161         4,741
Provision for income taxes          1,644        1,230          2,156         1,659
                               ----------   ----------     ----------    ----------
  Net income                   $    3,056   $    2,285     $    4,005    $    3,082
                               ==========   ==========     ==========    ==========

Net income per share - basic
  and diluted                  $     0.24   $     0.19     $     0.32    $     0.25
                               ==========   ==========     ==========    ==========


Weighted average common shares     12,685       12,346         12,661        12,272
                               ==========   ==========     ==========    ==========

                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  December 31,       June 30,
                                                      1997             1997
                                                  ------------    ------------
ASSETS
------
Current assets:
   Cash                                           $        491    $      1,005
   Trade accounts receivable, net of allowance
      for doubtful accounts of $1,808 and
      $1,680, respectively                              38,954          32,614
   Inventories                                          53,537          49,671
   Other current assets                                  6,410           6,727
                                                  ------------    ------------
         Total current assets                           99,392          90,017
                                                  ------------    ------------

Property and equipment, at cost                         51,277          49,608
Accumulated depreciation                               (25,629)        (24,103)
                                                  ------------    ------------
   Property and equipment, net                          25,648          25,505
                                                  ------------    ------------

Other assets                                               722             768
Goodwill                                                39,633          40,239
                                                  ------------    ------------
                                                  $    165,395    $    156,529
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     14,407          13,196
   Accrued liabilities and other                        13,747          15,765
                                                  ------------    ------------
         Total current liabilities                      28,154          28,961
                                                  ------------    ------------

Long-term debt                                          46,060          40,840
Deferred income taxes                                    2,454           2,454

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528          18,528
   Additional paid-in capital                           20,523          20,432
   Retained earnings                                    71,462          67,457
   Cost of stock in treasury, 5,836,168 shares
      and 5,930,336 shares, respectively               (21,786)        (22,143)
                                                  ------------    ------------
         Total stockholders' equity                     88,727          84,274
                                                  ------------    ------------
                                                  $    165,395    $    156,529
                                                  ============    ============


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                  --------------------------
                                                     1997            1996
                                                  ----------      ----------

Net cash flows from operating activities          $   (4,116)     $    6,714
                                                  ----------      ----------

Cash flows from investing activities:
  Additions to property and equipment, net            (2,066)         (1,626)
                                                  ----------      ----------
      Net cash used for investing activities          (2,066)         (1,626)
                                                  ----------      ----------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   program, net                                          448           1,885
  Borrowings (payments) under bank credit
   facility, net                                       5,220          (6,260)
                                                  ----------      ----------
      Net cash provided (used) by financing
        activities                                     5,668          (4,375)
                                                  ----------      ----------

Increase (decrease) in cash                             (514)            713
Balance, beginning of period                           1,005           1,512
                                                  ----------      ----------
Balance, end of period                            $      491      $    2,225
                                                  ==========      ==========


                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                             Additional
                                                  Common       paid-in      Retained      Treasury
                                                  stock        capital      earnings       stock         Total
                                               ----------    ----------    ----------    ----------    ----------

Balance, June 30, 1997                         $   18,528    $   20,432    $   67,457    $  (22,143)   $   84,274
Sale of 94,168 shares of treasury stock
  to employee benefit program, net                      -            91             -           357           448
Net income for six months ended
  December 31, 1997                                     -             -         4,005             -         4,005
                                               ----------    ----------    ----------     ---------    ----------
Balance, December 31, 1997                     $   18,528    $   20,523    $   71,462     $ (21,786)   $   88,727
                                               ==========    ==========    ==========     =========    ==========

                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of December 31, 1997 and June 30, 1996, and the results of operations and cash flows for the six-month periods ended December 31, 1997 and December 31, 1996. The results of operations for the three and six-month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at December 31, 1997 consisted of the following (in thousands):

            Merchandise held for sale                 $  41,105
            Raw materials and work-in-process            12,432
                                                      ---------
                                                      $  53,537
                                                      =========
NOTE 3 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("FAS 128"), effective for the quarter ended December 31,
1997.   In accordance with FAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weight-average common shares outstanding. Since the Company has no outstanding preferred stock, income available to shareholders is equal to the Company's net income. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common share and common share equivalents outstanding during the period. For the three and six-month periods ending December 31, 1997 and 1996, the number of weighted average shares and common stock equivalents is as follows (in thousands):
                                       Three Months Ended   Six Months Ended
                                         December 31,         December 31,
                                       ------------------  ------------------
                                         1997       1996     1997      1996
                                       -------    -------  -------    -------

   Weighted average shares - basic      12,685     12,346   12,661     12,272
   Common stock equivalents                  -          -        -          -
                                       -------    -------  -------    -------
   Total weighted average common and
     common equivalent shares -
      diluted                           12,685     12,346   12,661     12,272
                                       =======    =======  =======    =======


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   Operations


GENERAL
Tandycrafts, Inc. (the "Company") operates in two primary industry segments, specialty retail and specialty manufacturing. The specialty retail group consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 152 stores located in 44 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 61 stores located in ten states and Sav-On Office Supplies, which sells office supplies and related products through a chain of 41 stores located in eleven states. The specialty manufacturing segment is comprised of two divisions: Pinnacle Art & Frame and Tandy Wholesale International ("TWI") division.

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

The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and six-month periods ended December 31, 1997 and 1996 (in thousands):

                                       Three Months Ended December 31,
                               ----------------------------------------------
                                        1997                    1996             % Increase (Decrease)
                               ----------------------   ---------------------   ----------------------
                                            Operating               Operating               Operating
                                             Income                  Income                   Income
                                 Sales       (Loss)       Sales      (Loss)       Sales       (Loss)
                               ---------   ----------   ---------   ---------   ---------   ----------

Specialty Retail:
Tandy Leather                  $  10,828   $       95   $  11,573   $     676      (6.4)%      (85.9)%
Sav-On Office Supplies             9,668          309       8,571         388      12.8        (20.4)
Joshua's Christian Stores         11,159        1,025      11,330         230      (1.5)       345.7
                               ---------   ----------   ---------   ---------   -------     --------
  Specialty Retail                31,655        1,429      31,474       1,294       0.6         10.4
                               ---------   ----------   ---------   ---------   -------     --------

Specialty Manufacturing:
Pinnacle Art & Frame              31,975        4,739      27,295       4,353      17.1          8.9
TWI                                9,607          685       9,241        (170)      4.0        502.9
                               ---------   ----------   ---------   ---------   -------     --------
  Specialty Manufacturing         41,582        5,424      36,536       4,183      13.8         29.7
                               ---------   ----------   ---------   ---------   -------     --------
Divested operations                    -            -       5,236        (125)   (100.0)       100.0
                               ---------   ----------   ---------   ---------   -------     --------
  Total operations, excluding
   corporate                   $  73,237   $    6,853   $  73,246   $   5,352      (0.0)%       28.0%
                               =========   ==========   =========   =========   =======     ========


                                        Six Months Ended December 31,
                               ----------------------------------------------
                                        1997                    1996             % Increase (Decrease)
                               ----------------------   ---------------------   ----------------------
                                            Operating               Operating               Operating
                                             Income                  Income                   Income
                                 Sales       (Loss)       Sales      (Loss)       Sales       (Loss)
                               ---------   ----------   ---------   ---------   ---------   ----------

Specialty Retail:
Tandy Leather                  $  19,806   $      (62)  $  21,131   $     346      (6.3)%     (117.9)%
Sav-On Office Supplies            20,267          912      18,026         950      12.4         (4.0)
Joshua's Christian Stores         18,083          846      17,158        (517)      5.4        263.6
                               ---------   ----------   ---------   ---------   -------     --------
  Specialty Retail                58,156        1,696      56,315         779       3.3        117.7
                               ---------   ----------   ---------   ---------   -------     --------

Specialty Manufacturing:
Pinnacle Art & Frame              51,786        6,814      44,118       6,484      17.4          5.1
TWI                               18,651        1,360      19,352         768      (3.6)        77.1
                               ---------   ----------   ---------   ---------   -------     --------
  Specialty Manufacturing         70,437        8,174      63,470       7,252      11.0         12.7
                               ---------   ----------   ---------   ---------   -------     --------
Divested operations                    3            -      11,231          (6)   (100.0)       100.0
                               ---------   ----------   ---------   ---------   -------     --------
  Total operations, excluding
   corporate                   $ 128,596   $    9,870   $ 131,016   $   8,025      (1.8)%       23.0%
                               =========   ==========   =========   =========   =======     ========

RESULTS OF OPERATIONS

Consolidated net sales were essentially flat for the quarter ended December 31, 1997 and decreased $2,420,000, or 1.8% for the six month period then ended as compared to the same periods of the prior year. Excluding divested operations, consolidated net sales increased $5,227,000, or 7.7%, and $8,808,000, or 7.4%, respectively, for the three and six-month periods ended December 31, 1997 compared to last year.

Operating income increased $1,501,000, or 28.0%, and $1,845,000, or 23.0%, respectively, for the three and six-month periods ended December 31, 1997. Excluding divested operations, operating income increased $1,376,000, or 25.1%, and $1,839,000, or 22.9%, respectively, for the three and six-month periods ended December 31, 1997 compared to the same periods of the previous year. Discussions relative to each of the Company's industry segments are set forth below.

SPECIALTY RETAIL
Net sales for the specialty retail segment increased 0.6% for the quarter and 3.3% for the six months ended December 31, 1997 compared to the same periods last year. The specialty retail segment contributed 43.2% and 45.2% of consolidated net sales, excluding divested operations, for the three and six-month periods ended December 31, 1997, respectively, compared to 46.3% and 47.0%, respectively, for the same periods last year. Operating income for this segment increased $135,000, or 10.4%, and $917,000, or 117.7%, respectively, for the three and six-month periods ended December 31, 1997 compared to the same periods last year.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased 6.4% for the quarter and 6.3% for the six months ended December 31, 1997 compared to the same periods last year. The sales decrease is primarily a result of the closure of twenty unprofitable stores since December 31, 1996. Same-store sales at Tandy Leather for the three and six-month periods decreased 0.7% and 2.4%, respectively; however, Tandy Leather achieved same-stores sales increases in two of the last four months ending December 31, 1997.

Operating income at Tandy Leather decreased $581,000, or 85.9%, and $408,000, or 117.9%, for the quarter and six months ended December 31, 1997, respectively. These decreases in operating income are the result of decreased sales combined with a decrease in gross margin. For the quarter, gross margin as a percent of sales decreased approximately 4.5 percentage points due to increased seasonal promotional discounts and a change in sale mix, with leather comprising a greater portion of sales relative to kits and other higher margin items. Selling, general and administrative ("SG&A") expenses as a percent of sales during the two periods remained flat, while SG&A dollars decreased $331,000 and $644,000, respectively, for the three and six month periods primarily due to the twenty closed stores resulting in decreased labor and advertising expenses.

Management at Tandy Leather continues its efforts to focus on increasing customer traffic through various strategies including: improved merchandise presentation, improved logistics and sourcing, more focused advertising and targeted improvements in systems and technology to provide better operational control and support. In addition, Tandy Leather plans to continue to close unprofitable stores and exit markets that are not viable as leases expire and will attempt to recover lost sales from these exited markets through its mail order program.

Sav-On Office Supplies
Sav-On achieved total net sales increases of 12.8% and 12.4% for the quarter and six-month periods ended December 31, 1997, respectively, compared to the same periods last year. Same-store sales increased 6.7% and 8.0% for the quarter and the six-months ended December 31, 1997, respectively, over the comparable periods last year. Six new stores opened within the last eight months contributed sales of $568,000 and $929,000, respectively, for three and six-
month periods ended December 31, 1997.   The same-store sales increases are
attributable to continued strong sales gains in the computer peripherals category stemming from the introduction of PC printers and fax machines in the prior year and strong gains in the furniture category.

Sav-On's operating income decreased $79,000, or 20.4%, and $38,000, or 4.0%, respectively, for the three and six-month periods ended December 31, 1997 compared to the same periods last year. The decrease in operating income primarily reflects the impact of the six new stores which contributed operating losses of $193,000 and $426,000 for the two periods. Gross margin percentage decreased for the quarter and six-month periods reflecting a greater portion of total sales comprised of computer peripherals and furniture, which have lower margins relative to other merchandise categories. SG&A expenses increased $259,000 and $559,000 for the three and six-month periods due to the six new stores resulting in increased occupancy and advertising expenses. As a percent of sales, however, SG&A expenses decreased slightly for both periods.

Joshua's Christian Stores
Joshua's net sales for the quarter ended December 31, 1997 decreased 1.5% compared to the same quarter last year, reflecting the closure of eleven stores since December 31, 1996. Same-stores sales, however, increased 10.0%. Sales for the six-month period ended December 31, 1997 increased $925,000, or 5.4%, with same-store sales increases of 14.6%. The same-store sales increases for the two periods are attributable to more effective advertising, better merchandise assortment and better in-stock position on best-sellers and seasonal merchandise.

Joshua's Christian Stores had operating income of $1,025,000 and $846,000, respectively, for the quarter and the six-month period ended December 31, 1997 compared to operating income of $230,000 and loss of $517,000, respectively, for the comparable periods last year. Gross profit as a percent of sales increased for both the three and six-month periods primarily due to a better merchandise assortment in the stores and less promotional discounting during the holiday season of 1997 compared to the prior year. SG&A expenses decreased $449,000 and $766,000 for the two periods as a result of the eleven closed stores and more effective expense control throughout the chain.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment increased 13.8% and 11.0% for the three and six-month periods ended December 31, 1997, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 56.8% and 54.8% of consolidated net sales, excluding divested operations, for the three and six-month periods ended December 31, 1997, respectively, compared to 53.7% and 53.0%, respectively, for the same periods last year. Operating income for this segment increased $1,241,000, or 29.7%, and $922,000, or 12.7%, for the three and six-month periods ended December 31, 1997, respectively, compared to the same periods of last year.

Pinnacle Art & Frame
Net sales for Pinnacle Art & Frame increased $4,680,000, or 17.1%, and $7,668,000, or 17.4%, for the three and six-month periods ended December 31, 1997, respectively, compared to the same periods last year. Pinnacle achieved significant sales gains in both frames and framed art during the quarter reflecting the addition of new customers, as well as increased sales to existing customers.

Operating income for Pinnacle Art & Frame increased $386,000, or 8.9%, and $330,000, or 5.1%, for the three and six-month periods ended December 31, 1997, respectively, compared to the corresponding periods last year. Gross margin dollars increased due to the increase in sales, however, gross margin as a percent of sales decreased for both periods ending December 31, 1997 due to increases in pine prices and labor inefficiencies resulting from overtime primarily at the Los Angeles facility. Management is currently investigating avenues to increase manufacturing capacity to allow for increased production without incurring the overtime expenses experienced during the quarter. Operating expenses increased due to costs associated with establishing a service program to service major customers. However, operating expenses as a percent of sales decreased to 8.9% this quarter compared to 9.6% last year.

Tandy Wholesale International ("TWI")
Net sales for the TWI division increased 4.0% for the quarter primarily due to increased sales of licensed products at Licensed Lifestyles and gift items at J-Mar. Licensed Lifestyles' sales increase was driven by the high demand for Major League Baseball playoff and World Series merchandise and by new NFL product offerings. J-Mar increased its sales level by revamping its name card product line and display towers and introducing a line of framed art products during the quarter ended December 31, 1997. Sales for the TWI division decreased 3.6% for the six-month period ended December 31, 1997 compared to the same period last year due to the discontinuance of an unprofitable line of business by Tandy Leather and to 1996 Olympic sales made by Licensed Lifestyles in the first quarter of fiscal 1997 which were not repeated in the current fiscal year.

The TWI division had operating income of $685,000 and $1,360,000 for the three and six-month periods ended December 31, 1997, respectively, compared to an operating loss of $170,000 and income of $768,000 for the corresponding periods of last year. Licensed Lifestyles contributed the most significant portion of the increase through its increased sales levels, as well as more effective expense control and more efficient operations as a result of the consolidation
and integration efforts undertaken last year.   Operating expenses for this
division decreased $657,000, or 20.0%, and $1,024,000, or 16.9%, for the three and six-month periods ending December 31, 1997 compared to the same periods last year.

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 24.1% and 26.1%, as a percent of sales, for the three and six-month periods ended December 31, 1997, respectively, compared to 28.4% and 30.1% for the corresponding periods last year. In total dollars, SG&A expenses decreased $3,110,000, or 15.0%, and $5,840,000, or 14.8%, for the three and six-month periods ended December 31, 1997, respectively, compared to the corresponding periods last year. The decrease in expenses was primarily due to the elimination of expenses related to discontinued operations and to tighter expense controls established throughout the Company.

Interest expense, net
Interest expense increased $78,000, or 9.4%, and $118,000, or 7.1%, for the three and six-month periods ended December 31, 1997, respectively, compared to the corresponding periods of the prior year. The increase in interest expense was due to higher average interest rates during first six months of fiscal 1998 compared to the prior year.

Depreciation and amortization
Consolidated depreciation and amortization decreased $132,000, or 9.5%, and $234,000, or 8.5%, for the three and six-month periods ended December 31, 1997, respectively, compared to the corresponding periods last year. The decrease is due primarily to discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from sales of treasury stock to the employee benefit program and borrowings under the Company's revolving credit facility. These funds have been used primarily for capital expenditures and to finance the growth in inventories and receivables to support increased sales.

During the six-months ended December 31, 1997, cash decreased $514,000. Cash used by operating activities of $4,116,000 was primarily used to finance the growth in inventories and receivables, partially offset by cash provided by operating income. Cash used for investing activities of $2,066,000 resulted primarily from capital expenditures for property and equipment. Cash of approximately $5,668,000 was provided by financing activities, through borrowings under the Company's revolving credit facility and the sales of treasury stock to the employee benefit program.

The Company has a $50 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit renewable annually. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended to October 31, 1999. Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company.

The Company currently estimates that its cash flow from operations will enable it to operate within the commitment amount on a continuing basis. Actual results may differ from this forward-looking projection, see risk factors herein.

Cash of approximately $2,066,000 was used for capital expenditures during the six-months ended December 31, 1997. Planned capital expenditures for the remainder of fiscal 1998 approximate $2,500,000 and are primarily targeted for investments in Pinnacle Art & Frame. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1998. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to address the issues. These plans include modifying current software in some circumstances and converting to new software in others. The Company believes this implementation plan will not pose significant operational problems for the Company and believes that the costs of such plan will not materially impact the Company's results of operations or financial condition through the end of fiscal 1999. Actual results may differ from this forward-looking projection. Please refer to the risk factors discussion herein.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with these alleged guarantees on leases rejected as of June 30, 1996 was established in fiscal 1996. The former subsidiary rejected additional leases for which an additional accrual was established in fiscal 1997. Based on the information presently available, management believes the balance of the accrual at December 31, 1997 is adequate to cover any alleged liability the Company may have 'under the alleged guarantees. Actual results may differ from this forward-looking projection. Please refer to the risk factors discussion herein.


 TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders
-------   -------------------------------------------------

          The following proposals were approved at the Company's annual meeting held on November 12, 1997:
                                                  Affirmative    Votes Against
                                                     Votes        or Withheld
                                                  ------------   -------------

        1.  Election of management's slate of
             nominees to serve as Directors:
              R. Earl Cox III                       9,134,100      2,798,467
              Joe K. Pace                           9,180,560      2,752,007
              Robert Schutts                        9,175,060      2,757,507
              Sheldon I. Stein                      9,178,650      2,753,917
              Michael J. Walsh                      9,233,708      2,698,859


Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

          (a)  Exhibits:

               Exhibit 10.18 Ninth Amendment to Revolving Credit and Term Loan Agreement

               Exhibit 27     Financial Data Schedule

          (b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated January 23, 1998, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1997.



                               TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 15, 1998                  By:/s/Michael J. Walsh
                                             ---------------------------
                                             Michael J. Walsh
                                             President, Chief Executive
                                             Officer and Director



Date:  February 15, 1998                  By:/s/James D. Allen
                                             ---------------------------
                                             James D. Allen
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer)