Form 10-Q
period 1998-03-31
TANDYCRAFTS INC
filed 1998-05-15
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended March 31, 1998

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Shares outstanding as of March 31, 1998
-----------------------------            ---------------------------------------
Common Stock, $1.00 par value                         12,595,756


                               TANDYCRAFTS, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 1998

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 --------

1.    Condensed Consolidated Financial Statements..................       3-7

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      8-14


                          PART II - OTHER INFORMATION

6.    Exhibits and Reports on Form 8-K.............................        15

      Signatures...................................................        16


                                     PART I
                                     ------
Item 1.  Financial Statements
         --------------------

                               TANDYCRAFTS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended           Nine Months Ended
                                       March 31,                    March 31,
                                 -----------------------      ----------------------
                                    1998         1997           1998          1997
                                 ---------     ---------      ---------    ---------


Net sales                        $  53,100     $  54,456      $ 181,696    $ 185,472
                                 ---------     ---------      ---------    ---------

Operating costs and expenses:
  Cost of products sold             35,766        41,128        120,302      123,548
  Selling, general and
   administrative                   14,935        20,062         48,532       59,499
  Depreciation and amortization      1,254         1,315          3,783        4,078
                                 ---------     ---------      ---------    ---------
   Total operating costs
     and expenses                   51,955        62,505        172,617      187,125
                                 ---------     ---------      ---------    ---------
Operating income (loss)              1,145        (8,049)         9,079       (1,653)
Interest expense, net                  841           720          2,614        2,375
                                 ---------     ---------      ---------    ---------
Income (loss) before provision
  for income taxes                     304        (8,769)         6,465       (4,028)
Provision (benefit) for
  income taxes                         106        (3,068)         2,262       (1,409)
                                 ---------     ---------      ---------    ---------

   Net income (loss)             $     198     $  (5,701)     $   4,203    $  (2,619)
                                 =========     =========      =========    =========

Net income (loss) per share
   - basic and diluted           $    0.02     $  (0.45)      $    0.33    $   (0.21)
                                 =========     ========       =========    =========

Weighted average common shares      12,649       12,565          12,657       12,369
                                    ======       ======          ======       ======

                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                     March 31,      June 30,
                                                       1998           1997
                                                   -----------    -----------
ASSETS
------
Current assets:
   Cash, including short-term investments          $       859    $     1,005
   Trade accounts receivable, net of allowance for
      doubtful accounts of $2,056 and $1,680,
      respectively                                      30,966         32,614
   Inventories                                          53,094         49,671
   Other current assets                                  6,727          6,727
                                                   -----------    -----------
         Total current assets                           91,646         90,017
                                                   -----------    -----------

Property and equipment, at cost                         51,557         49,608
Less-accumulated depreciation                          (26,279)       (24,103)
                                                   -----------    -----------
   Property and equipment, net                          25,278         25,505
                                                   -----------    -----------

Other assets                                             1,283            768
Goodwill                                                39,403         40,239
                                                   -----------    -----------

                                                   $   157,610    $   156,529
                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Notes payable and current portion
      of long-term debt                            $         0    $         0
   Accounts payable                                     13,851         13,196
   Accrued liabilities and other                        12,445         15,765
                                                   -----------    -----------
         Total current liabilities                      26,296         28,961
                                                   -----------    -----------

Long-term debt                                          40,370         40,840
Deferred income taxes                                    2,454          2,454

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528         18,528
   Additional paid-in capital                           20,514         20,432
   Retained earnings                                    71,660         67,457
   Cost of stock in treasury, 5,932,232 shares
      and 5,930,336 shares, respectively               (22,212)       (22,143)
                                                   -----------    -----------
         Total stockholders' equity                     88,490         84,274
                                                   -----------    -----------

                                                   $   157,610    $   156,529
                                                   ===========    ===========


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                  -------------------------
                                                  March 31,       March 31,
                                                    1998            1997
                                                  ---------       ---------

Net cash flows from operating activities          $   3,031       $   9,259
                                                  ---------       ---------

Cash flows from investing activities:
  Additions to property and equipment, net,
   excluding the effect of businesses acquired       (2,720)         (2,407)
  Proceeds from sale of assets                            -           3,750
                                                  ---------       ---------
  Net cash provided by (used for) investing
   activities                                        (2,720)          1,343
                                                  ---------       ---------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   programs, net                                         13           2,557
  Repayments of credit facility, net                   (470)        (12,690)
                                                  ---------       ---------
        Net cash used for financing activities         (457)        (10,133)
                                                  ---------       ---------

Increase in cash, including short-term investments     (146)            469
Balance, beginning of period                          1,005           1,512
                                                  ---------       ---------
Balance, end of period                            $     859       $   1,981
                                                  =========       =========


                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)


                                              Additional
                                    Common     paid-in     Retained    Treasury
                                    stock      capital     earnings     stock      Total
                                    -------   ----------   ---------   --------   --------

Balance, June 30, 1997              $18,528   $   20,432   $  67,457   $(22,143)  $ 84,274
Sale of 133,889 shares of
   treasury stock to employee
   benefit programs                       -          117           -        506        623
ESOP forfeitures of 135,785 shares        -          (35)          -       (575)      (610)
Net income for nine months ended
   March 31, 1998                         -            -       4,203          -      4,203
                                    -------   ----------    --------   --------   --------
Balance, March 31, 1998             $18,528   $   20,514    $ 71,660   $(22,212)  $ 88,490
                                    =======   ==========    ========   ========   ========

                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 1998 and June 30, 1997, and the results of operations and cash flows for the nine-month periods ended March 31, 1998 and March 31, 1997. The results of operations for the three and nine-month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1997 Form 10-K and Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at March 31, 1998 consisted of the following (in thousands):

            Merchandise held for sale                 $  41,477
            Raw materials and work-in-process            11,617
                                                      ---------
                                                      $  53,094
                                                      =========
NOTE 3 - EARNINGS PER SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("FAS 128"), effective for the quarter ended December 31,
1997.   In accordance with FAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding. Since the Company has no outstanding preferred stock, income available to shareholders is equal to the Company's net income. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common share and common share equivalents outstanding during the period. For the three and nine-month periods ending March 31, 1998 and 1997, the number of weighted average shares and common stock equivalents is as follows (in thousands):
                                       Three Months Ended  Nine Months Ended
                                            March 31,          March 31,
                                       ------------------  ------------------
                                         1998      1997      1998      1997
                                       --------  --------  --------  --------

   Weighted average shares - basic       12,649    12,565    12,657    12,369
   Equivalent shares                          -         -         -         -
                                       --------  --------  --------  --------
   Total weighted average common and
     equivalent shares - diluted         12,649    12,565    12,657    12,369
                                       ========  ========  ========  ========





Item 2. Management's Discussion and Analysis of Financial Condition and Results ------- of Operations


GENERAL

Tandycrafts, Inc. (the "Company") operates in two primary industry segments: specialty retail and specialty manufacturing. The specialty retail group consists of three distinct retail concepts: Tandy Leather Company, which sells leathercraft and related products through 140 stores located in 42 states; Joshua's Christian Stores, which sells inspirational books, music and gifts through a chain of 58 stores located in eight states; and Sav-On Office Supplies, which sells office supplies and related products through a chain of 41 stores located primarily in smaller markets. The specialty manufacturing segment is comprised of two divisions: Pinnacle Art & Frame and TWI.

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


The following table presents selected financial data for each significant company or division comprising the Company's two primary industry segments for the three and nine-month periods ended March 31, 1998 and 1997 (in thousands):

                                      Three Months Ended March 31,
                              -------------------------------------------
                                      1998                  1997            % Increase (Decrease)
                              --------------------   --------------------    ---------------------
                                         Operating              Operating               Operating
                               Sales      Income      Sales      Income       Sales      Income
                              --------   ---------   --------   ---------    -------   ----------
Specialty Retail:
Tandy Leather                 $  8,983   $    (183)  $  9,622   $      34       (6.6)%     (638.2)%
Sav-On Office Supply             9,971         645      9,331         947        6.9        (31.9)
Joshua's Christian Stores        6,310        (543)     7,257      (7,178)     (13.0)        92.4
                              --------   ---------   --------   ---------    -------   ----------
  Specialty Retail              25,264         (81)    26,210      (6,197)      (3.6)        98.7
                              --------   ---------   --------   ---------    -------   ----------

Specialty Manufacturing:
Pinnacle Art & Frame            20,518       2,465     17,771         847       15.5%       191.0%
TWI                              7,238        (625)     9,368        (460)     (22.7)       (35.9)
                              --------   ---------   --------   ---------    -------   ----------
  Specialty Manufacturing       27,756       1,840     27,139         387        2.3        375.5
                              --------   ---------   --------   ---------    -------   ----------
Divested Units                      80           -      1,107        (227)     (92.8)       100.0
                              --------   ---------   --------   ---------    -------   ----------

  Total operations, excluding
   corporate                  $ 53,100   $   1,759   $ 54,456   $  (6,037)      (2.5)%      129.1%
                              ========   =========   ========   =========    =======   ==========

                                       Nine Months Ended March 31,
                              -------------------------------------------
                                      1998                   1997            % Increase (Decrease)
                              --------------------   --------------------    ---------------------
                                         Operating              Operating               Operating
                               Sales      Income      Sales      Income       Sales      Income
                              --------   ---------   --------   ---------    -------   ----------
Specialty Retail:
Tandy Leather                 $ 28,789   $    (245)  $ 30,753   $     380       (6.4)%     (164.5)%
Sav-On Office Supply            30,238       1,557     27,358       1,897       10.5        (17.9)
Joshua's Christian Stores       24,393         302     24,415      (7,695)      (0.1)       103.9
                              --------   ---------   --------   ---------    -------   ----------
  Specialty Retail              83,420       1,614     82,526      (5,418)       1.1        129.8
                              --------   ---------   --------   ---------    -------   ----------

Specialty Manufacturing:
Pinnacle Art & Frame            72,305       9,279     61,889       7,332       16.8%        26.6%
TWI                             25,889         736     28,719         307       (9.9)       139.7
                              --------   ---------   --------   ---------    -------   ----------
  Specialty Manufacturing       98,194      10,015     90,608       7,639        8.4         31.1
                              --------   ---------   --------   ---------    -------   ----------
Divested Units                      82           -     12,338        (234      (99.3)       100.0
                              --------   ---------   --------   ---------    -------   ----------
  Total operations, excluding
   corporate                  $181,696   $  11,629   $185,472   $   1,987       (2.0)       485.3
                              ========   =========   ========   =========    =======   ==========

RESULTS OF OPERATIONS

Consolidated net sales for the three and nine-month periods ended March 31, 1998 decreased 2.5% and 2.0%, respectively, compared to the same periods last year. Excluding divested operations, consolidated sales of the Company decreased $329,000, or 0.6%, and increased $8,480,000, or 4.9%, for the three and nine-month periods ended March 31, 1998 compared to the same periods last year.

The Company achieved operating income, before corporate expenses, of $1,759,000 and $11,629,000, respectively, for the three and nine-month periods ended March 31, 1998 compared to an operating loss of $6,037,000 and income of $1,987,000, respectively, for the same periods ended March 31, 1997. Discussions relative to each of the Company's industry segments are set forth below.



SPECIALTY RETAIL
Net sales for the specialty retail segment decreased 3.6% and increased 1.1% for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods last year. The specialty retail segment contributed 47.6% and 45.9% of consolidated net sales, excluding divested operations, for the three and nine-month periods ended March 31, 1998, respectively, compared to 49.1% and 47.7%, respectively, for the same periods last year. The specialty retail segment experienced an operating loss of $81,000 and income of $1,614,000 for the three and nine-month periods ended March 31, 1998, respectively, compared to operating losses of $6,197,000 and $5,418,000, respectively, for the three and nine-month periods ended March 31, 1997. The operating losses for the specialty retail segment for the three and nine-month periods ended March 31, 1997 include repositioning charges of $5,300,000 at Joshua's Christian Stores.

Tandy Leather Retail
Tandy Leather Company's net retail sales decreased 6.6% and 6.4% for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods last year. The decreases are attributable to thirty stores closed since March 1997. Same-store sales increased 2.3% for the quarter and decreased 1.1% for the nine-months ended March 31, 1998. The same-store sales increase for the quarter reflects targeted, successful promotions in the stores during the quarter and the impact of the closures of under-performing stores. The store closures and new marketing initiatives are beginning to yield encouraging results as same-stores sales increased 7.4% for the month of March 1998.

Tandy Leather experienced operating losses of $183,000 and $245,000, respectively, for the three and nine-months ended March 31, 1998 compared to operating income of $34,000 and $380,000, respectively, for the same periods last year. Gross profit as a percent of sales decreased for the three and nine-month periods as a result of promotional discounts and a change in sales mix, with leather comprising a greater portion of sales relative to kits and other higher margin items. Leather retail prices have been reduced chain-wide to strengthen the chain's competitive position in that market. Selling, general and administrative ("SG&A") expenses decreased $403,000 and $1,047,000, respectively, for the two periods ended March 31, 1998 primarily due to the closed stores, resulting in decreased labor, occupancy and advertising costs. SG&A expenses decreased as a percent of sales for the three and nine-month periods ended March 31, 1998 compared to the prior year.

Tandy Leather continues to focus efforts on increasing customer traffic through various strategies including: improved merchandise presentation, improved logistics and sourcing, more focused advertising and targeted improvements in systems and technology to provide better operational control and support. In addition, Tandy Leather plans to continue to close unprofitable stores and exit markets that are not viable as leases expire and will attempt to maintain sales from these exited markets through its mail order program. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

Sav-On Office Supplies
Sav-On Office Supplies ("Sav-On") achieved total net sales increases of 6.9% and 10.5% for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods last year. Same-store sales increased 1.4% and 5.4% for the quarter and nine-months ended March 31, 1998, respectively, over the comparable periods last year. Six new stores opened within the last eleven months contributed sales of $569,000 and $1,619,000, respectively, for the two periods ended March 31, 1998. The same-store sales gains are primarily attributable to continued sales increases in the computer peripherals category stemming from the introduction of PC printers and fax machines in the prior
year.   These gains were partially offset by the impact on sales of "big box"
competitors entering several Sav-On markets during the year.

Sav-On's operating income decreased $302,000 and $340,000 for the three and nine-month periods ended March 31, 1998, respectively, compared to the corresponding periods last year. The decrease in operating income primarily reflects the impact of the six new stores, which contributed losses of $172,000 and $598,000, respectively, for the three and nine-month periods ended March 31, 1998. The operating income decrease at comparable stores for the three months ended March 31, 1998 is attributable to a slight decline in gross profit as a percent of sales and a slight increase in SG&A expenses resulting from higher advertising costs incurred in the current quarter. The decrease in gross profit as percent of sales reflects a greater portion of total sales comprised of computer peripherals and furniture, which have lower margins relative to other merchandise categories, and the impact of increased competition from "big box" competitors. Management is pursuing opportunities to offer greater promotional merchandise values and enhance margins by entering into direct importing programs with certain vendors. Management believes these sourcing alternatives will allow Sav-On to enhance margins while putting the chain in a more competitive pricing position with the "big box" competitors. Overall SG&A expense increases are primarily due to the opening of the six new stores, resulting in increased labor, occupancy and advertising costs.

Joshua's Christian Stores
Joshua's net sales decreased 13.0% and 0.1% for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods last year. The sales decreases are attributable to the closure of thirteen stores since March 1997. Same-store sales decreased 6.1% and increased 8.7% for the three and nine-month periods ended March 31, 1998, respectively. The decrease in same-stores sales for the quarter reflects a shift in Easter sales from March last year to April this year and less promotional discounting in the current quarter compared to the same quarter last year. The increase in same-store sales for the nine-month period is attributable to more effective advertising, better merchandise assortment and better in-stock position on best-sellers and seasonal merchandise.

Joshua's Christian Stores experienced operating losses of $543,000 and income of $302,000 for the three and nine-month periods ended March 31, 1998, respectively, compared to operating losses of $7,178,000 and $7,695,000 for the comparable periods last year. The losses for the three and nine-month periods ended March 31, 1997 included repositioning charges of $5,300,000 to write-down and liquidate discontinued inventory and to close thirteen stores. The improved operating results, excluding the repositioning charges, for the two periods of 1998 are attributable to increases in gross profit as a percent of sales and decreases in SG&A expenses. The gross profit increases are due to a better merchandise assortment in stores and less promotional discounting in the current year compared to last year. The decrease in SG&A expenses is a result of the thirteen closed stores and more effective expense control throughout the chain.

SPECIALTY MANUFACTURING
Net sales for the specialty manufacturing segment increased 2.3% and 8.4% for the three and nine-month periods ended March 31, 1998, respectively, compared to the corresponding periods a year ago. The specialty manufacturing segment contributed 52.4% and 54.1% of consolidated net sales, excluding divested units, for the three and nine-month periods ended March 31, 1998, respectively, compared to 50.9% and 52.3%, respectively, for the same periods last year. Operating income for this segment was $1,840,000 and $10,015,000 for the three and nine-month periods ended March 31, 1998, respectively, compared to operating income of $387,000 and $7,639,000, respectively, for the same periods last year.

Pinnacle Art & Frame
Net sales for Pinnacle Art & Frame increased 15.5% and 16.8% for the three and nine-month periods ended March 31, 1998, compared to the same periods last year. Pinnacle achieved significant sales increases in both sales of frames and framed art due to the addition of new customers and increased sales to existing customers. Pinnacle continues to increase its market share in the frames and framed art markets through successful product development and marketing programs.

Operating income for Pinnacle Art & Frame increased $1,618,000, or 191.0%, and $1,947,000 or 26.6%, respectively, for the three and nine-month periods ended
March 31, 1998, compared to the corresponding periods last year.   Gross margin
as a percent of sales increased approximately 4.0 points for the quarter compared to the same quarter last year; however, gross margin percentage decreased slightly for the nine months ended March 31, 1998. The increase for the quarter reflects improved lumber prices, increased sales of plastic frames and improved manufacturing efficiencies. SG&A expenses as a percent of sales were 10.2% and 10.1% for the three and nine-month periods ended March 31, 1998 compared to 13.3% and 11.8% for the same periods of the prior year primarily due to the increase in sales without proportionate increases in expenses.

Tandy Wholesale International ("TWI")
Net sales for the TWI division decreased $2,130,000, or 22.7%, and $2,830,000, or 9.9%, for the three and nine-month periods ended March 31, 1998, respectively, compared to the same periods last year. The decreases in sales for the two periods are primarily attributable to soft demand for sports licensed products at Licensed Lifestyles, as well as the discontinuance of certain unprofitable lines of businesses at Licensed Lifestyles and Tandy Leather's wholesale and manufacturing operations.

The TWI division experienced an operating loss of $625,000 and income of $736,000 for the three and nine-month periods ended March 31, 1998, respectively, compared to an operating loss of $460,000 and income of $307,000 for the corresponding periods last year. The increase in operating loss for the quarter reflects the decrease in sales volume of sports licensed products at Licensed Lifestyles, partially offset by increases in operating income at Tandy Leather's wholesale and manufacturing operations and J-Mar. SG&A expenses for this division decreased $736,000 and $1,761,000 for the three and nine-months ended March 31, 1998 compared to the prior year periods reflecting the results of consolidation and expense reduction efforts in the division. SG&A expenses as a percent of sales, however, increased slightly for the two periods due to the decrease in sales.

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 28.1% and 26.7%, as a percent of sales, for the three and nine-month periods ended March 31, 1998, respectively, compared to 36.8% and 32.1% for the corresponding periods last year. In total dollars, SG&A expenses decreased $5,127,000, or 25.6%, and $10,967,000, or 18.4%, for the three and nine-month periods ended March 31, 1998, respectively, compared to the corresponding periods last year. The decreases in expenses are primarily due to the elimination of expenses related to discontinued operations and to tighter expense controls established throughout the Company.

Interest expense, net
Interest expense increased $121,000, or 16.8%, for the three-month period ended March 31, 1998, and $239,000, or 10.1%, for the nine-month period ended March 31, 1998 compared to the corresponding periods of the prior year. The increase in interest expense was due primarily to higher average interest rates during the two periods ending March 31, 1998 compared to the same periods of the prior year.

Depreciation and amortization
Consolidated depreciation and amortization decreased $61,000, or 4.6%, and $295,000, or 7.2%, for the three and nine-month periods ended March 31, 1998, respectively, compared to the corresponding periods last year. The decrease is due primarily to discontinued operations.

SALE OF JOSHUA'S CHRISTIAN STORES

On April 20, 1998, the Company announced that it had signed a Definitive Agreement to sell Joshua's to Family Christian Stores. The sale is expected to close on or about June 1, 1998 and management expects the loss on this sale to be between $0.02 and $0.04 per share after all transaction related costs.

LIQUIDITY AND CAPITAL RESOURCES

During 1998, the Company's primary source of liquidity has been cash flows from operations. Primarily, these funds have been used to reduce borrowings under the Company's revolving credit facility and to purchase property and equipment.

During the nine-months ended March 31, 1998, cash decreased $146,000. Cash provided by operating activities of $3,031,000 primarily resulted from operating income and a decrease in receivables, partially offset by cash used to finance the growth in inventory and a decrease in accrued liabilities. Cash used for investing activities of $2,720,000 resulted primarily from capital expenditures for property and equipment. Cash of approximately $457,000 was used by financing activities primarily to reduce borrowings under the Company's revolving credit facility, partially offset by the sales of treasury stock to the employee benefit program.
The Company has a $50 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit renewable annually. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended to October 31, 1999. Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company.

Cash of approximately $2,720,000 was used for capital expenditures during the nine-months ended March 31, 1998. Planned capital expenditures for the remainder of fiscal 1998 approximate $1,800,000 and are primarily targeted for investments in Pinnacle Art & Frame. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1998. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

THE YEAR 2000

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to address the issues. These plans include modifying current software in some circumstances and converting to new software and hardware in others. The Company believes this implementation plan will not pose significant operational problems for the Company and expects to be completed with the implementation plan by June 30, 1999. The Company currently estimates the cost of the implementation plan to range from $1,500,000 to $2,000,000 and believes that its cash flows from operations and available borrowing capacity will be sufficient to fund the plan. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.



CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with these alleged guarantees on leases rejected as of June 30, 1996 was established in fiscal 1996. The former subsidiary rejected additional leases for which an additional accrual was established in fiscal 1997. Based on the information presently available, management believes the balance of the accrual at March 31, 1998 is adequate to cover any alleged liability the Company may have under the alleged guarantees. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.



                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        (a) Exhibits:

            Exhibit 27        Financial Data Schedule

        (b) Reports on Form 8-K:

            The Company filed a Current Report on Form 8-K, dated April 27, 1988, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 1998.

            The Company filed a Current Report on Form 8-K, dated April 27, 1988, which included the contents of a press leases announcing that the Company had agreed to sell the Joshua's Christian Stores chain to Family Christian Stores.


                               TANDYCRAFTS, INC.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  May 15, 1998                       By:/s/Michael J. Walsh
                                             ---------------------------
                                             Michael J. Walsh
                                             Chief Executive Officer,
                                             President and Director


Date:  May 15, 1998                       By:/s/James D. Allen
                                             ---------------------------
                                             James D. Allen
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Chief Financial Officer)