Form 10-K
period 1998-06-30
TANDYCRAFTS INC
filed 1998-09-28
CIK 96294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from ________ to ________

                           Commission File No. 1-7258

                               TANDYCRAFTS, INC.
             (Exact name of Registrant as specified in its charter)

     DELAWARE                                                    75-1475224
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

1400 EVERMAN PARKWAY
FORT WORTH, TEXAS                                                     76140
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (817) 551-9600

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
      Title of each class                               on which registered
--------------------------------                      -----------------------
   Common stock, $1 par value                         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X      No __
                                               ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      As of September 15, 1998, there were 12,507,710 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $42.6 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                       Incorporated Document
---------------------------                      ---------------------
          Part III                      Proxy Statement for 1998 Annual Meeting





                               TANDYCRAFTS, INC.
                                   Form 10-K

                                     PART I
                                     ------

Item 1.   Business
------------------

     Tandycrafts, Inc. ("Tandycrafts" or the "Company"), a Delaware corporation, was incorporated in June 1975 to operate the handicrafts segment previously operated by Tandy Corporation. The Company markets consumer products through four distinct product-related operating divisions: Frames and Wall Decor, Leather and Crafts, Office Supplies, and Novelties and Promotional. The Company's products are marketed and sold through various channels, including direct-to-consumer (e.g., retail stores, mail order, the Internet) and wholesale distribution (e.g., direct sales force, telemarketing and outside sales representatives). Joshua's Christian Stores, a retail chain of Christian bookstores, was sold by the Company in May 1998.

Leather and Crafts
------------------

      The leather and crafts division consists of both the retail and wholesale operations of Tandy Leather & Crafts. This division accounted for 20.4%, 21.8% and 22.9% of the total consolidated net sales of the Company for fiscal years 1998, 1997 and 1996, respectively.

      Tandy Leather & Crafts ended fiscal 1998 with 128 retail stores in 42 states of the United States, having closed a net 38 stores during the year. Tandy Leather & Crafts retails leathercraft materials, kits and equipment used to produce functional and ornamental items and finished leathergoods. The principal merchandise lines consist of various leathers, belts and buckles, billfold kits and accessories, footwear and ladies' handbag kits, leatherworking tools and decorative items made of leather. Approximately 3,200 items are sold through 128 company-owned and operated specialty retail stores in the United States, with the strongest concentration in the southwest and on the east and west coasts. A portion of Tandy Leather & Crafts' sales is to the institutional market composed of industrial arts and crafts programs in schools, hospitals, prisons and recreational organizations. Semi-professionals and hobbyists make up an additional portion of Tandy Leather & Crafts' market. Tandy Leather & Crafts has been successful in developing a loyal repeat customer base. An important element in this achievement has been the effective use of customer purchasing information in focusing Tandy Leather & Crafts' advertising and direct mail efforts. Tandy Leather & Crafts also sponsors in-store classes, workshops and offers demonstrations in leathercrafting techniques such as carving, stamping, dyeing and jewelry making, which helps to cultivate new and repeat customers. Store managers and employees also give on-site demonstrations before school groups and other organizations.

      The wholesale arm of Tandy Leather & Crafts manufactures, markets and distributes leather products sold through other retail chains. The manufacturing operation in Fort Worth produces some of the kits, tools and supplies which are sold through Tandy Leather stores nationwide and wholesales similar products to other leading craft stores throughout the United States and Canada. As a significant purchaser of leather, Tandy Leather is able to command favorable pricing and terms from its suppliers which enhance this division's overall profitability. Consolidated under Tandy Leather Manufacturing is Nocona Belt Company located in Nocona, Texas, which manufactures a wide selection of western-style belts and leather accessories such as wallets, money clips, hatbands, jewelry and leather care goods.

Office Supplies
---------------

      The Office Supplies division of the Company, comprised of Sav-On Office Supplies ("Sav-On"), accounted for 16.5%, 14.5% and 11.8% of the total consolidated net sales of the Company for fiscal years 1998, 1997 and 1996, respectively. Sav-On sells office supplies from 41 company-owned and operated specialty retail stores which average approximately 6,500 square feet. During fiscal 1998, Sav-On opened 4 new stores and closed 2 stores. Sav-On's stores are located in eleven states. Sav-On stores carry approximately 6,200 products, consisting primarily of office and school supplies. The products sold are purchased from a variety of suppliers. The primary customers for Sav-On are small business owners, students and homeowners.

Frames and Wall Decor
---------------------

      The Frames and Wall division, comprised of Pinnacle Art and Frame and J-Mar Associates, accounted for 41.5%, 35.7% and 32.4% of the total consolidated net sales of the Company for fiscal years 1998, 1997 and 1996, respectively. During fiscal 1998, 1997 and 1996, the Frames and Wall Decor division had net sales of $38,495,000, $30,467,000 and $30,065,000, respectively, to one group of customers under common control.  In fiscal 1998, the Company also had sales of
$24,133,000 to another group of customers under common control.   The Company
had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue.

      Pinnacle Art & Frame manufactures and distributes a broad range of picture frames, framed art and mirrors under the Magee Company, Impulse Designs and Hermitage Fine Arts brands. The facilities in Pocahontas and Piggott, Arkansas, produce over 29 million frames annually. The Magee brand is widely recognized for manufacturing low-cost frames out of oak, pine and poplar and in recent years has expanded its production capacity for metal frames and developed a new line of extruded plastic frames. Impulse Designs, located in Van Nuys, California, was a strategic acquisition made by the Company in November 1993. Impulse Designs is a manufacturer of framed art for the mass market. Impulse has achieved a national following by introducing the works of well-known artists at popular price points. Magee and Impulse's products are sold in the United States and Canada by national account sales representatives, selling primarily to mass-merchandise retail chains, drug and grocery retail chains, department stores, general houseware merchants and specialty frame outlets. Also located in Van Nuys, California, Hermitage Fine Arts produces upscale frames and framed art which is sold primarily through home furnishings specialty retailers. Pinnacle Art & Frames' revenues have historically been seasonal with a higher percentage of their sales generated during the second fiscal quarter. Because Magee, Impulse Designs and Hermitage Fine Arts are recognized brand names which are strongly positioned in various market segments, Pinnacle Art & Frame's products will continue to be marketed under those names.

      J-Mar Associates is a producer and wholesale distributor of inspirational gift items, both domestically and internationally. J-Mar's customer base is primarily comprised of Christian retail gift and book stores. Through its telemarketing sales force, J-Mar distributes its product line to over 5,700 Christian book stores.

Novelties and Promotional
------------------------

      The Novelties and Promotional division of Tandycrafts, comprised of Licensed Lifestyles and Rivertown Button Company, accounted for 8.9%, 9.8% and 8.0% of the total consolidated net sales of the Company for fiscal years 1998, 1997 and 1996, respectively.

      Licensed Lifestyles was formed through the consolidation of TAG Express, College Flags and Birdlegs. TAG Express distributes products such as auto tags, bumper stickers, key tags, decals, light switch covers, door knob hangers, luggage tags, automobile flags, wind socks and pennants featuring leading professional and collegiate sports logos. TAG Express has licenses with the NFL, NBA, NHL, Major League Baseball, U.S. Soccer League and all major colleges. The automobile flags, wind socks and pennants are manufactured by TAG in Lancaster, South Carolina. Birdlegs is a producer of screen-printed souvenir activewear including T-shirts, sweatshirts, cover-ups and tank tops. During fiscal 1997, Birdlegs' manufacturing facility was relocated to Lancaster, South Carolina and consolidated with the existing Licensed Lifestyles manufacturing facility. Licensed Lifestyles sells its products through its own direct sales force and a network of independent sales representatives, distributors, and in-house telemarketing personnel.

      Rivertown Button Company is a contract manufacturer of promotional buttons, ribbons, posters and stickers. Rivertown's products are marketed and sold to a wide range of customers including major corporations, schools, political campaigns, non-profit organizations, and other groups.


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

     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. Approximately $16.2 million of the restructuring charges related to non-cash writedowns of assets to their estimated realizable values, including: $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.4 million related to the writedown of various other assets. The remaining $2.1 million of the restructuring charges represented anticipated cash outlays: $1.6 million related to lease obligations and the remainder related to other contractual obligation and exit costs. No severance costs were included in the restructuring charges. Of the net charge of $18.3 million, $6.1 million was classified in cost of goods sold and the remaining $12.2 million was classified as restructuring charges on the fiscal 1996 Consolidated Statement of Operations.

      A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to provide for asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. The remaining purchase price was in the form of a note in the amount of approximately $140,500 bearing interest at 8.5% and due at various dates through July 1999. Working capital adjustments subsequent to the sale increased the note by $716,000 and at June 30, 1998, the balance of the note due from Cargo totaled $856,000. In addition, in June 1998, the Company extended a revolving promissory note to Cargo in the amount of $300,000 bearing interest at the prime rate of interest and maturing on December 31, 1998. At June 30, 1998, the full amount of $300,000 was outstanding to Cargo. At June 30, 1998, the balance of the bank note guaranteed by the Company was $2,644,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather Stores which were targeted for closure in the strategic restructuring program.


     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1998 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1998 and June 30, 1997 (in thousands):

                                                   Total
                                                ----------
              Balance at June 30, 1996          $    1,623
              Cash payments                           (846)
              Non-cash asset writedowns               (549)
                                                ----------
              Balance at June 30, 1997          $      228
              Cash payments                           (185)
                                                ----------
              Balance at June 30, 1998          $       43
                                                ==========


     Revenues included in the Company's results of operations from separately identifiable businesses sold or closed were $91,000, $12,360,000 and $32,675,000 in fiscal 1998, 1997 and 1996, respectively. Operating losses (before restructuring charges) from these businesses totaled $0, $234,000 and $1,992,000 in fiscal 1998, 1997 and 1996, respectively.

Raw Materials
-------------

      Raw materials and merchandise purchased by the Company are available from numerous sources, and the Company believes that the availability of such materials is adequate for its needs.

Intangible Assets
-----------------

      The Company owns a number of trademarks and copyrights. Management considers these intangibles to be valuable assets and vigorously defends them when necessary.

Seasonality
-----------

      The Company's operating results are subject to seasonal variation. Historically, the Company has realized a larger proportion of its sales and operating income in its second fiscal quarter (the Christmas season). Cash also increases in December through March due to the Christmas business achieved by the Company's retail operations and the Frames and Wall Decor division.

Competitive Conditions
----------------------

      Tandy Leather & Crafts competes with hobby and crafts stores, including department and specialty stores, operated by individuals and various companies in all trade areas. The picture frames and framed art sold by Pinnacle Art & Frame are readily available from other suppliers who compete actively for sales. Sav-On Office Supplies' line of office supplies competes vigorously for sales with other nationally-known brand names that are marketed by department stores, national chain stores and local specialty stores. The products sold by the Novelties and Promotional division are readily available from other suppliers who compete actively for sales.

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

Employees
---------

      The Company has approximately 2,800 employees, including part-time and temporary employees. Tandycrafts, Inc. sponsors an employees' retirement savings (401-K) plan, which is coupled with a employee stock ownership plan in which eligible employees and officers may participate. The Company is not a party to any union contract and considers its relations with its employees to be very good.

Item 2.  Properties
-------------------

      The Company owns certain buildings which it uses for offices, manufacturing and warehousing. The Company also leases a significant amount of retail store and factory space. The total space owned and leased is as follows:

                                              Approximate Square Footage
                                            -------------------------------
                                             Owned      Leased       Total
                                            -------     -------     -------

   Warehouse and Office                     324,000     152,381     476,381
   Retail                                    12,750     444,538     457,288
   Factory                                  431,000     246,672     677,672
                                            -------     -------   ---------
      Totals                                767,750     843,591   1,611,341
                                            =======     =======   =========

      The warehouse, office and factory space is located approximately 28% in Fort Worth, Texas, 41% at three locations in Arkansas (Frames and Wall Decor), 15% at one location in California (Frames and Wall Decor), 9% at three other locations in Texas (Leather and Crafts and Frames and Wall Decor), with the remaining 7% located in Georgia and South Carolina (Novelties and Promotional). The leased retail stores are generally small outlets and are located throughout 42 states of the United States.

      For additional lease information see Note 8 of Notes to Consolidated Financial Statements, which is set forth in Item 8 herein.


Item 3.  Legal Proceedings
--------------------------

      The Company is not involved in any legal proceeding required to be disclosed pursuant to Item 103 of Regulation S-K, and no such proceeding was terminated during the fourth quarter of the 1998 fiscal year.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      There were no matters submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

Executive Officers of the Registrant
------------------------------------

      The following table sets forth certain information concerning the executive officers of the Company.

                       Position and Business Experience              Served as
Name and Age                During Past Five Years                Officer Since
--------------------   ----------------------------------------   -------------

Michael J. Walsh, 57   President and Chief Executive Officer since      1983
                       April 1996.  Executive Vice President and
                       Chief Financial Officer: August 1992 to
                       April 1996.  Vice President: 1986 to
                       August 1992.

James D. Allen, 38     Executive Vice President and Chief Financial     1993
                       Officer since July 1996.  Vice President:
                       November 1993 to July 1996.  Director of
                       Special Projects: May 1993 to November 1993.
                       Prior to May 1993, Mr. Allen was a Senior
                       Manager in the accounting firm of Price
                       Waterhouse LLP.

Russell L. Price, 33   Vice President - General Counsel and Secretary   1996
                       since November 1996.  Corporate Counsel:
                       March 1994 to November 1996.  Prior to March
                       1994, Mr. Price was an associate at the law firm of Hughes & Luce, LLP.

Leo C. Taylor, 36      Vice President - Taxation, Risk Management and   1996
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


                                    PART II
                                    -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

Price Range of Common Stock
(Quoted by quarter for the two most recent fiscal years.)

                  High     Low                  High     Low
                 ------   ------               ------   ------
      Sept. 1996 $ 6.75   $ 5.13    Sept. 1997 $ 5.00   $ 4.31
      Dec. 1996  $ 7.00   $ 5.88    Dec. 1997  $ 4.75   $ 3.63
      March 1997 $ 6.63   $ 4.13    March 1998 $ 5.50   $ 4.13
      June 1997  $ 5.50   $ 3.75    June 1998  $ 5.94   $ 4.69


      The principal market for the Company's common stock is the New York Stock Exchange. As of September 15, 1998, there were approximately 7,200 shareholders of record of the Company's common stock.

      The Company's present policy is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any cash dividends on its common stock during fiscal 1998 and 1997. The Company's revolving credit agreement contains provisions specifying limitations on the amount of cash payments and distributions which may be paid by the Company, including cash dividends and purchases of treasury stock.

Item 6.  Selected Financial Data
--------------------------------

Selected Financial Data (Unaudited)
(in thousands, except per share amounts)

                                      1998       1997       1996       1995      1994
                                    --------   --------   --------   -------   --------

Net sales........................   $232,495   $244,924   $254,284   $256,523  $214,869
Restructuring Charge.............   $      -   $      -          -   $ 12,235  $      -
Operating income (loss)..........   $ 10,378   $     40   $(11,811)    11,860  $ 15,417
Income (loss) before income taxes   $  7,119   $ (3,045)  $(15,883)  $  8,027  $ 13,980
Net income (loss)................   $  4,617   $ (1,918)  $(10,709)  $  5,217  $  8,906
Net income (loss) per common share  $    .37   $   (.15)  $   (.89)  $    .46  $    .79
Weighted average shares outstanding   12,645     12,423     11,983     11,434    11,336
Net income (loss) as percent of
  net sales                              2.0%      (0.8%)     (4.2%)      2.0%      4.1%
Net income (loss) as percent of
  beginning equity                       5.5%      (2.3%)    (11.8%)      6.6%     13.3%
Current assets...................   $ 83,077   $ 90,017   $ 99,771   $101,980  $ 85,414
Current liabilities..............   $ 24,675   $ 28,961   $ 33,751   $ 27,113  $ 28,211
Working capital..................   $ 58,402   $ 61,056   $ 66,020     74,867  $ 57,203
Current ratio....................   3.4 to 1   3.1 to 1   3.0 to 1   3.8 to 1  3.0 to 1
Total assets.....................   $150,691   $156,529   $168,579   $178,803  $150,431
Net property and equipment.......   $ 22,886   $ 25,505   $ 26,783   $ 28,707  $ 24,953
Long-term liabilities............   $ 37,052   $ 43,294   $ 51,230   $ 61,029  $ 43,138
Retained earnings................   $ 72,074   $ 67,457   $ 69,375   $ 80,084  $ 74,867
Total stockholders' equity.......   $ 88,964   $ 84,274   $ 83,598   $ 90,661  $ 79,082
Common shares outstanding .......     12,611     12,598     12,178     11,717    11,161
Stockholders' equity per common
  share                             $   7.05   $   6.69 $     6.86   $   7.75  $   7.09


There have been no cash dividends declared or paid by the Company.

Item 7.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
          Results of Operations
          ---------------------

     Tandycrafts, Inc. ("Tandycrafts" or the "Company") markets consumer products through four distinct product-related operating divisions: Frames and Wall Decor, Leather and Crafts, Office Supplies, and Novelties and Promotional. The Company's products are marketed and sold through various channels, including direct-to-consumer (e.g., retail stores, mail order, the Internet) and wholesale distribution (e.g., direct sales force, telemarketing and outside sales representatives). Joshua's Christian Stores, a retail chain of Christian bookstores, was sold by the Company in May 1998.

     Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward-looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products and the successful development of new retail stores, the successful implementation of new information systems, the development of direct import programs and foreign manufacturing facilities, relationships with key customers, relationships with professional sports leagues and other licensors, the possibility of players' strikes in professional sports leagues, price fluctuations for commodities such as lumber, paper, leather and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, regulatory and trade environment and other factors or risks.

RESULTS OF OPERATIONS
      The following tables present selected financial data for each of the Company's four product divisions for the years ended June 30, 1998, 1997 and 1996:

Fiscal Years Ended June 30, 1998 and 1997
(Dollars in Thousands)


                                  1998                 1997            Increase (Decrease)
                           -------------------   -------------------   -------------------
                                      Operating             Operating
                                       Income                Income               Operating
   Divisions                 Sales     (Loss)     Sales      (Loss)      Sales     Income
---------------------      --------   --------   --------   --------   --------   --------

Frames and Wall Decor      $ 96,459   $ 12,100   $ 87,445   $ 11,990     10.3%       0.9%
Leather and Crafts           47,454        150     53,413        530    (11.2%)    (71.7%)
Office Supplies              38,460      1,878     35,600      2,440      8.0%     (23.0%)
Novelties and Promotional    20,734       (426)    24,078       (799)   (13.9%)     46.7%
                           --------   --------   --------   --------    ------     ------
                            203,107     13,702    200,536     14,161      1.3%      (3.2%)
Divested operations          29,388         13     44,388     (7,933)   (33.8%)    100.2%
                           --------   --------   --------   --------    ------     ------
Total operations,
  excluding corporate      $232,495   $ 13,715   $244,924   $  6,228     (5.1%)     120.2%
                           ========   ========   ========   ========    ======     ======


Fiscal Years Ended June 30, 1997 and 1996
(Dollars in Thousands)

                                  1997                 1996            Increase (Decrease)
                           -------------------   -------------------   -------------------
                                      Operating             Operating
                                       Income                Income               Operating
   Divisions                 Sales     (Loss)     Sales      (Loss)      Sales     Income
---------------------      --------   --------   --------   --------   --------   --------

Frames and Wall Decor      $ 87,445   $ 11,990   $ 82,308   $  9,365      6.2%      28.0%
Leather and Crafts           53,413        530     58,266      2,219     (8.3%)    (76.1%)
Office Supplies              35,600      2,440     29,922      1,123     19.0%     117.3%
Novelties and Promotional    24,078       (799)    20,269      1,580     18.8%    (150.6%)
                           --------   --------   --------   --------    ------     ------
                            200,536     14,161    190,765     14,287      5.1%      (0.9%)
Divested operations          44,388     (7,933)    63,519     (9,833)   (30.1%)     19.3%
Restructuring charge              -          -          -    (12,195)       -      100.0%
                           --------   --------   --------   --------    ------     ------
Total operations,
  excluding corporate      $244,924   $  6,228   $254,284   $ (7,741)    (3.7%)    180.5%
                           ========   ========   ========   ========    ======     ======

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

     For fiscal 1998, consolidated net sales decreased $12,429,000, or 5.1%, compared to fiscal 1997. Excluding divested operations, net sales increased $2,571,000, or 1.3%, compared to the prior year. Total operating income before corporate expenses increased $7,487,000, or 120.2%, from fiscal 1997. Excluding divested operations, operating income decreased $459,000, or 3.2%, compared to the prior year. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor
     Net sales for the Frames and Wall Decor division, comprised of Pinnacle Art and Frame and J-Mar Associates, accounted for 41.5% of consolidated sales in fiscal 1998 compared to 35.7% in the prior year. Sales for the division increased 10.3% compared to the prior year. Sales of picture frames increased $5,680,000, or 10.1%, while sales of framed art increased $2,738,000, or 9.4%. These sales increases are due to the addition of new customers and increased sales to existing customers.

     Operating income for this division increased 0.9% compared to the prior year. Gross profit as a percent of sales decreased slightly from the prior year primarily due to manufacturing inefficiencies and overtime incurred during the first half of fiscal 1998 and to increased allowances granted to customers. However, gross profit dollars for the division increased 2.3% reflecting the increased sales levels achieved in fiscal 1998. Selling, general and administrative ("SG&A") expenses increased 4.2% over the prior year primarily due to developing a new service organization in 1998 to service major customers. SG&A expenses as a percent of sales decreased less than one percent in fiscal 1998 due to the increase in sales.

     The Frames and Wall Decor division continues to be the Company's largest and most profitable division and, as such, Tandycrafts plans to make a significant strategic investment during fiscal 1999 by adding a new manufacturing facility. This facility has the potential to significantly increase the division's production capacity, reduce the amount of overtime currently incurred and to decrease manufacturing inefficiencies.

Leather and Crafts
     Net sales for the Leather and Crafts division, which includes both the retail and wholesale operations of Tandy Leather & Crafts, accounted for 20.4% of consolidated sales in fiscal 1998 compared to 21.8% in the prior year.
Sales for the division decreased 11.2% in fiscal 1998 compared to the prior year. Retail store sales declined 7.7% primarily due to the closing of 38 unprofitable stores during fiscal 1998. Same-store sales were essentially unchanged, decreasing 0.5% for the year. Sales decreased 21.8% at the wholesale operations of Tandy Leather due primarily to the discontinuance of an unprofitable line of business in early fiscal 1998 and to an overall downturn in the Western apparel market.

     Operating income for the Leather and Crafts division decreased 71.7% compared to the prior year due to the decrease in sales. Gross profit as a percent of sales increased slightly for the year; however, gross profit dollars decreased significantly due to the decrease in sales. SG&A expenses decreased 7.9%, reflecting decreases in advertising, labor and occupancy expenses
attributable to the closing of 38 unprofitable stores during the year.   SG&A
expenses as a percentage of sales increased compared to the prior year due to a greater decrease in sales relative to the decrease in SG&A expenses.

      The Leather and Crafts division plans to continue to downsize its retail chain to a core of higher volume stores, recover lost sales from exited markets through mail order, and aggressively develop and pursue wholesale and mail order channels. Key strategies in rebuilding this division include: improved merchandise presentation, the introduction of new products and packaging designs, improved logistics and sourcing, more focused advertising and targeted improvements in information systems and technology to provide better operational information and support.

Office Supplies
      The Office Supplies division, comprised of the Sav-On Office Supplies chain, accounted for 16.5% of consolidated sales in fiscal 1998 compared to 14.5% in the prior year. This division achieved an 8.0% increase in net sales over fiscal 1997 due to six stores opened since May 1997 and to same-store sales
increases of 3.2%.   The same-store sales increase in fiscal 1998 was achieved
despite large format competitors entering seventeen of Sav-On's markets during
the last nineteen months.   Historically, sales at Sav-On stores are
significantly impacted the first twelve months after a large competitor enters a market; however, after the second year, the store typically begins producing sales gains once again.

      Sav-On's operating income decreased $562,000, or 23.0%, in fiscal 1998 compared to the prior year. The decrease in operating income is primarily attributable to first-year operating losses of $809,000 from the six stores opened since May 1997. Gross profit as a percent of sales decreased slightly compared to the prior year due to a change in sales mix, with a greater portion of total sales comprised of computer peripherals and furniture which have lower gross margins relative to other merchandise categories, and to the impact of increased competition. SG&A expenses increased $1,227,000, or 11.9%, compared to the prior year primarily due to the six new stores.

      Management is actively pursuing various strategies to increase the revenues and operating profits of this division. These strategies include direct import programs, private label merchandising of certain replenishable product and the establishment of an outside sales position in each of its stores to increase Sav-On's visibility to commercial customers.

Novelties and Promotional
      Sales for the Novelties and Promotional products division, comprised of Licensed Lifestyles, Inc. and Rivertown Button Company, accounted for 8.9% of consolidated sales in fiscal 1998 compared to 9.8% in the prior year. Sales for the division decreased 13.9% compared to the prior year. This decrease reflects an overall weaker demand for sports licensed products in fiscal 1998, specifically a weak "hot market" for Super Bowl and NHL playoff merchandise compared to the prior year, and the discontinuance of an unprofitable line of business at Licensed Lifestyles.

     This division had an operating loss of $426,000 in fiscal 1998 compared to a loss of $799,000 in the prior year. Gross profit as a percent of sales increased slightly in fiscal 1998; however, gross profit dollars decreased as a result of the decrease in sales. SG&A expenses decreased reflecting the results of consolidation and expense reduction efforts within this division.
Management strengthened the operating management in this division late in fiscal 1998 and expects to see improved results for the division through the streamlining and simplifying of business processes and refocusing the business on larger, more profitable customers.

Sale of Joshua's Christian Stores
      The Company sold Joshua's Christian Stores effective May 31, 1998 to Family Christian Stores for consideration totaling approximately $11,500,000, with approximately $2,900,000 paid in cash at the time of closing and approximately $8,600,000 in a note receivable. The note bears interest at a rate of 7.25% and is payable in three installments on December 31 of the years 1998, 1999 and 2000. The sale of this business resulted in a pretax loss of $623,000, comprised primarily of transaction related costs.

Selling, general and administrative expenses
      Consolidated selling, general and administrative expenses as a percentage of sales were 27.2% for fiscal 1998 compared to 32.3% for fiscal 1997. In total dollars, selling, general and administrative expenses decreased $16,003,000, or 20.2%, for fiscal 1998 when compared to the previous year. The decrease in expenses is a result of decreased operating expenses of the Leather and Crafts and Novelties and Promotional divisions, decreased corporate administrative expenses and decreased expenses related to businesses sold during 1998 and 1997.

Interest expense
      Interest expense increased $222,000, or 7.1%, for fiscal 1998 compared to the prior year. The increase in interest expense was due primarily to a higher average interest rate in fiscal 1998 partially offset by lower average borrowings compared to the prior year.

Depreciation and amortization
      Consolidated depreciation and amortization decreased $546,000, or 10.2%, for fiscal 1998 compared to the previous year. The decrease is due primarily to the sale or write-down of equipment related to businesses sold in 1998 and 1997.

Provision for income taxes
      The Company recognized a tax expense of $2,502,000 in fiscal 1998 and tax benefits of $1,127,000 and $5,174,000 in fiscal 1997 and fiscal 1996, respectively. The effective income tax rate for fiscal 1998 was 35.1% compared to 37.0% for the prior year. The decrease in the effective income tax rate is a result of permanent differences created in fiscal 1997 through the charitable contribution of certain inventory.

FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

      For fiscal 1997, consolidated net sales decreased $9,360,000, or 3.7%, compared to fiscal 1996. Excluding divested operations, net sales increased $9,771,000, or 5.1%, compared to the prior year. Total operating income before corporate expenses increased $13,969,000, or 180.5%, from fiscal 1996. Excluding divested units and the $12,195,000 restructuring charge in fiscal 1996, operating income decreased $126,000, or 0.9%, compared to the prior year. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor
     The Frames and Wall Decor division comprised 35.7% of consolidated net sales in fiscal 1997 compared to 32.4% in the prior year. The 6.2% increase in net sales for this division was attributable to strong demand from existing customers and the addition of new customers. Sales of picture frames increased $1,498,000, or 2.7%, compared to the prior year due to new customers added during the year and to strong sales increases in the mirror product line.
Framed art sales increased $3,309,000, or 12.8%, due to increased demand from an existing customer and several new accounts added to the customer base in the current year.

      Operating income for the Frames and Wall Decor division rebounded from $9,365,000 in fiscal 1996 to $11,990,000 in fiscal 1997. This increase was primarily a result of increased volume in fiscal 1997. Gross profit as a percentage of sales increased 1.8 percentage points due to manufacturing efficiencies and vertical integration savings, partially offset by increases in lumber prices. SG&A expenses increased slightly in dollars, but decreased as a percentage of sales due to the increase in sales without a proportionate increase in expenses.


Leather and Crafts
     The Leather and Crafts division comprised 21.8% of consolidated net sales in fiscal 1997 compared to 22.9% in the prior year. The 8.3% decrease in net sales at Tandy Leather was primarily attributable to same-store sales decreases of 5.5% from fiscal 1996, as well as the closing of seven stores during fiscal 1997. The same-store sales decline is attributable to a lack of successful new product introductions, high store manager turnover, low in-stock position in top-selling items and a decrease in store traffic which was partially offset by a higher average ticket.

      Operating income for Tandy Leather decreased compared to the prior year due to the decrease in sales and a slight decrease in gross profit as a percent of sales. The decrease in gross profit percentage was a result of a change in sales mix. As a result of the decrease in sales of higher margin fashion merchandise, leather products comprised a greater portion of the chain's total
sales, bringing the overall gross margin percentage down slightly.   SG&A
expenses decreased 9.0%; however, these expenses decreased only slightly as a percentage of sales compared to the prior year due to a greater decrease in sales relative to the decrease in support and administrative expenses. Labor expense increased as a result of efforts to improve retention of store managers.

Office Supplies
      The Office Supplies division comprised 14.5% of consolidated net sales in fiscal 1997 compared to 11.8% in the prior year. Sav-On Office Supplies achieved a 19% increase in net sales over fiscal 1996 due to same-store sales increases of 21.4%, partially offset by two stores which were closed during 1997. The fiscal 1997 sales increase was achieved despite large format competitors entering nine of Sav-On's markets during fiscal 1996. The same-store sales increases were primarily attributable to the addition of a line of PC printers and fax machines to the merchandise assortment and a slight increase in furniture sales.

      Sav-On's operating income increased 117.3% in fiscal 1997, its second consecutive year of increases greater than 100%. The increase in operating income was primarily a result of increased sales and efficiency gains at both stores and administrative units. Gross profit as a percent of sales decreased slightly due to the addition of PC printers and fax machines, which carry lower margins than the average of Sav-On's other merchandise categories; however, gross margin dollars increased $1,174,000, or 9.5%, for the year. SG&A expense dollars decreased $146,000 or 1.4%. Although sales increased, labor expense as a percent of sales decreased from 17.6% in fiscal 1996 to 13.1% in fiscal 1997 due to more effective store labor hour management. Total SG&A as a percentage of sales was 29% in fiscal 1997 compared to 35% in fiscal 1996.

Novelties and Promotional
      The Novelties and Promotional division comprised 9.8% of consolidated net sales in fiscal 1997 compared to 8.0% in the prior year. Net sales for this division increased 18.8% compared to fiscal 1996 due to increased sales from Licensed Lifestyles primarily due to increased NFL and NHL merchandise and the Atlanta Olympic sales during the first quarter of fiscal 1997. Those increases were partially offset by a decrease in sales of screen-printed and embroidered active wear from Birdlegs due to soft demand in the resort market.

      The Novelties and Promotional division experienced an operating loss of $799,000 in fiscal 1997 compared to operating income of $1,580,000 in fiscal 1996. The fiscal 1997 loss was primarily attributable to operating losses of Licensed Lifestyles due to the write-off of inventory remaining from the Atlanta Olympics, increased bad debt expense and expenses incurred to relocate and consolidate the Birdlegs manufacturing facility with the existing Licensed Lifestyles manufacturing facility in Lancaster, South Carolina.

Joshua's Christian Stores
      Sales at Joshua's Christian Stores increased 3.8% over fiscal 1996 due to same-store sales increases of 5.6%, partially offset by the lost sales from eight stores which were closed during the year. The same-store sales increase was primarily attributable to more effective advertising and promotions, improved merchandise assortment and better in-stock position. After a weak first quarter, Joshua's rebounded strongly with net sales increases of over 10% for the last three quarters of fiscal 1997.

      The operating loss experienced by Joshua's in fiscal 1997 includes repositioning charges of $5,300,000 to write down and liquidate discontinued inventory and to close thirteen stores. The fiscal 1997 loss, excluding the $5,300,000 charge, was $2,400,000; however, gross margin dollars increased $633,000, or 5.5%, with gross margin as a percent of sales increasing slightly. Selling, general and administrative expenses, excluding the repositioning charges, increased $1,448,000, or 11.6%, primarily due to increases in store labor and advertising expenses.

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

Interest expense
      Interest expense decreased $999,000, or 24.2%, for fiscal 1997 compared to the prior year. The decrease in interest expense was due primarily to lower average borrowings compared to the prior year.

Depreciation and amortization
      Consolidated depreciation and amortization decreased $592,000, or 9.9%, for fiscal 1997 compared to the previous year. The decrease is due primarily to the sale or write-down of equipment related to businesses closed or divested during fiscal 1996.

Provision for income taxes
      The Company realized tax benefits of $1,127,000 and $5,174,000 in fiscal 1997 and fiscal 1996, respectively. The effective income tax rate for fiscal 1997 was 37.0% compared to 32.6% for the prior year. The increase in the effective income tax rate is a result of permanent differences in fiscal 1996 attributable to certain sales or closures included in the restructuring charges during that year, as well as permanent differences created in fiscal 1997 through the charitable contribution of certain inventory.

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

     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. Approximately $16.2 million of the restructuring charges related to non-cash writedowns of assets to their estimated realizable values, including: $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.4 million related to the writedown of various other assets. The remaining $2.1 million of the restructuring charges represented anticipated cash outlays: $1.6 million related to lease obligations and the remainder related to other contractual obligation and exit costs. No severance costs were included in the restructuring charges. Of the net charge of $18.3 million, $6.1 million was classified in cost of goods sold and the remaining $12.2 million was classified as restructuring charges on the fiscal 1996 Consolidated Statement of Operations.

     A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to provide for asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. The remaining purchase price was in the form of a note in the amount of approximately $140,500 bearing interest at 8.5% and due at various dates through July 1999. Working capital adjustments subsequent to the sale increased the note by $716,000 and at June 30, 1998, the balance of the note due from Cargo totaled $856,000. In addition, in June 1998, the Company extended a revolving promissory note to Cargo in the amount of $300,000 bearing interest at the prime rate of interest and maturing on December 31, 1998. At June 30, 1998, the full amount of $300,000 was outstanding to Cargo. At June 30, 1998, the balance of the bank note guaranteed by the Company was $2,644,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather Stores which were targeted for closure in the strategic restructuring program.

     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1998 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1998 and June 30, 1997 (in thousands):

                                           Total
                                          -------
              Balance at June 30, 1996    $ 1,623
              Cash payments                  (846)
              Non-cash asset writedowns      (549)
                                          -------
              Balance at June 30, 1997    $   228
              Cash payments                  (185)
                                          -------
              Balance at June 30, 1998    $    43
                                          =======

     Revenues included in the Company's results of operations from separately identifiable businesses sold or closed were $91,000, $12,360,000 and $32,675,000 in fiscal 1998, 1997 and 1996, respectively. Operating losses (before restructuring charges) from these businesses totaled $0, $234,000 and $1,992,000 in fiscal 1998, 1997 and 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary sources of liquidity have come from cash flows from operations, proceeds from the sale of Joshua's Christian Stores and sales of treasury stock to employee benefit programs. These funds have been used primarily to reduce borrowings under the Company's revolving credit facility and to finance capital expenditures.

      During the year ended June 30, 1998, cash increased $211,000. Cash provided by operating activities of $7,936,000 resulted primarily from income from operations, partially offset by an increase in working capital. Cash used for investing activities of $1,188,000 resulted primarily from capital expenditures for property and equipment, partially offset by cash proceeds from the sale of Joshua's Christian Stores during fiscal 1998. Cash of approximately $6,537,000 was used by financing activities, primarily to reduce borrowings under the Company's revolving credit facility.

      The Company has a $50,000,000 revolving credit facility with a group of banks. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended through October 31, 1999. Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At June 30, 1998, the Company would have had to pay approximately $120,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

     The Company currently estimates that its cash flow from operations will enable the Company to operate within the credit facility commitment amount on a continuing basis. Actual results may differ from this forward-looking projection due to new product introductions, increased inventory levels, new store openings, investment in new manufacturing facilities, implementation of information systems and other risk factors contained herein.

      Cash of approximately $3,530,000 was used for capital expenditures during the year ended June 30, 1998. Planned capital expenditures for fiscal 1999 approximate $9,253,000 and are targeted primarily for investments in Pinnacle Art & Frame, primarily the addition of a new manufacturing facility, and for
investments in information systems.   The Company's minimum operating lease
commitments for fiscal 1999 approximate $4,710,000. Management believes that the Company's current cash position, its cash flows from operations and borrowing capacity under its revolving credit facility will be sufficient to fund its planned operations and capital expenditures. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors herein.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and the Company will adopt SFAS 130 in the year ending June 30, 1999. As this statement requires only additional disclosures, the effect of adopting it is not expected to have a material impact on the Company's financial position or results of operations.

     The FASB also issued in June 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. This statement is effective for periods beginning after December 15, 1997 and the Company will adopt this statement in the year ending June 30, 1999. As this statement requires only additional disclosures, the effect of adopting it is not expected to have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters beginning after June 15, 1999. While the adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations, due to its complexity, the Company is currently still evaluating the implications of its adoption.

THE YEAR 2000

      The Company has conducted a comprehensive review of its computer and operating systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to address the issues. These plans include converting to new financial information systems at several operating units, including the entire Leather and Crafts division and The Magee Company (within the Frames and Wall Decor division), in addition to less significant upgrades of current software at other operations. The Company has completed its system requirements study and is currently in the implementation stage with a target completion date of June 30, 1999. Management believes this implementation plan will not pose significant operational problems for the Company. The Company currently estimates the cost of the implementation plan to range from $1,500,000 to $2,000,000 and believes that its cash flows from operations and available borrowing capacity will be sufficient to fund the plan.

     The Company is currently focusing its available resources on implementation of the new information systems and does not currently have contingency plans in place for those operations requiring new systems. However, should it later become apparent that for unforeseen reasons the Company will not be able to complete the implementations by June 30, 1999, viable alternatives will be explored. The Company has, and will continue to communicate with its suppliers, key customers, financial institutions and others with which it does business to coordinate Year 2000 conversions. Progress reports on the Year 2000 project are presented periodically to the Company's Board of Directors.

     Although there can be no assurances that the Company will be able to complete the system implementations by the June 30, 1999 target completion date or that it will be able to identify all Year 2000 issues before problems arise, management believes it is taking adequate action to address the Year 2000 issue. Actual results may differ from the forward-looking statements contained in this discussion. Risks associated with these forward-looking statements include the Company's ability to retain key personnel; breach of warranties, representations, assurances or statements given to the Company by its software vendors, suppliers and customers; the Company's ability to identify all Year 2000 issues and other such risk factors.

CONTINGENCIES
      A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1998 has been established. Based on the information presently available, management believes the amount of the accrual at June 30, 1998 is adequate to cover the liability the Company may incur under the alleged guarantees.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

      The Company is exposed to changes in interest rates in the United States. The Company manages interest rate risk through the strategic use of variable rate debt and interest rate derivatives. As of June 30, 1998, the Company had only entered into one interest rate derivative; thus, the table presents the notional amount and interest rate of this derivative instrument categorized by expected maturity date. The counterparty to the derivative agreement is a major financial institution. The Company believes the risk of credit loss with this institution is minimal. The Company does not use derivatives with a risk higher than the exposure to be hedged and does not hold or issue derivative instruments for trading purposes.

                                                                          Fair
                                    1999     2000     2001     Total     Value
                                   ------   ------   ------   -------   --------
      Liabilities:
         Bank debt                 34,230                     34,230    34,230
           Average interest rate    6.61%                       6.61%

      Interest rate derivative financial
        instruments related to debt:
         Pay fixed rate, receive floating rate       20,000   20,000      (120)
           Average pay rate                            6.01%    6.01%
           Average receive rate                       LIBOR    LIBOR


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                         Index to Financial Statements

         Financial Statements:                                    Page
         --------------------                                 -------------
            Report of Independent Accountants                      19

            Consolidated Balance Sheets, June 30, 1998 and 1997    20

            Consolidated Statements of Operations for the
              Years Ended June 30, 1998, 1997 and 1996             21

            Consolidated Statements of Cash Flows for the Years
              Ended June 30, 1998, 1997 and 1996                   22

            Consolidated Statements of Stockholders' Equity
              for the Years Ended June 30, 1998, 1997 and 1996     23

            Notes to Consolidated Financial Statements             24

         Financial Statement Schedules:
         -----------------------------
            For each of the three years in the period
              ended June 30, 1998:

            Schedule II - Valuation and Qualifying Accounts
              and Reserves                                         37

      All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandycrafts, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tandycrafts, Inc. and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
August 11, 1998




                               TANDYCRAFTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                             June 30,
                                                       --------------------
                                                         1998        1997
                                                       ---------   ---------
ASSETS
Current assets:
  Cash.............................................    $   1,216   $   1,005
  Trade accounts receivable, net of allowance for
   Doubtful accounts of $2,755 and $1,680,
   respectively....................................       28,086      32,614
  Inventories......................................       45,990      49,671
  Other current assets.............................        7,785       6,727
                                                       ---------   ---------
     Total current assets..........................       83,077      90,017
                                                       ---------   ---------
Property and equipment, net........................       22,886      25,505
Other assets.......................................        6,929         768
Goodwill, net......................................       37,799      40,239
                                                       ---------   ---------
                                                       $ 150,691   $ 156,529
                                                       =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................       12,155      13,196
  Accrued liabilities and other....................       12,520      15,765
                                                       ---------   ---------
     Total current liabilities.....................       24,675      28,961
                                                       ---------   ---------

Long-term debt.....................................       34,230      40,840
Deferred taxes.....................................        2,822       2,454

Stockholders' equity:
  Common stock, $1 par value, 50,000,000 shares
   authorized,18,527,988 issued....................       18,528      18,528
  Additional paid-in capital.......................       20,545      20,432
  Retained earnings................................       72,074      67,457
  Common stock in treasury, at cost, 5,917,419
   and 5,930,336 shares, respectively..............      (22,183)    (22,143)
                                                       ---------   ---------
     Total stockholders' equity....................       88,964      84,274
                                                       ---------   ---------
  Commitments and contingencies (Note 8)
                                                       $ 150,691   $ 156,529
                                                       =========   =========


The accompanying notes are an integral part of these financial statements.

                               TANDYCRAFTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Year Ended June 30,
                                                ---------------------------------
                                                  1998        1997        1996
                                                ---------   ---------   ---------

Net sales....................................   $ 232,495   $ 244,924   $ 254,284
                                                ---------   ---------   ---------

Operating costs and expenses:
  Cost of goods sold (exclusive of
   depreciation).............................     153,484     160,325     166,467
  Selling, general and administrative........      63,182      79,185      81,427
  Restructuring charge.......................           -           -      12,235
  Depreciation and amortization..............       4,828       5,374       5,966
  Loss on sale of business unit..............         623           -           -
                                                ---------   ---------   ---------
  Total operating costs and expenses.........     222,117     244,884     266,095
                                                ---------   ---------   ---------

   Operating income (loss)...................      10,378          40     (11,811)
Interest income..............................          87          39          51
Interest expense.............................       3,346       3,124       4,123
                                                ---------   ---------   ---------
Income (loss) before income taxes............       7,119      (3,045)    (15,883)
Provision (benefit) for income taxes.........       2,502      (1,127)     (5,174)
                                                ---------   ---------   ---------
     Net income (loss).......................   $   4,617   $  (1,918)  $ (10,709)
                                                =========   =========   =========

Net income (loss) per common share:
     Basic and diluted ......................        $.37       $(.15)      $(.89)
                                                     ====       =====       =====

Weighted average common shares:
     Basic                                         12,645      12,423      11,983
     Diluted                                       12,659      12,423      11,983


The accompanying notes are an integral part of these financial statements.


                               TANDYCRAFTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollar in thousands)

                                                       Year Ended June 30,
                                                ---------------------------------
                                                  1998        1997        1996
                                                ---------   ---------   ---------

Cash flows from operating activities:
  Net income (loss)..........................   $   4,617   $  (1,918)  $ (10,709)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
   Depreciation and amortization.............       4,828       5,374       5,966
   Loss on sale of business unit ............         623           -           -
   Loss on sale or abandonment of assets.....           -           -          24
   Restructuring charge......................           -           -      12,235
   Changes in assets and liabilities, excluding
     effect of businesses acquired or sold:
     Receivables.............................       4,415      (2,224)     (3,073)
     Inventories.............................      (3,512)      7,401       5,362
     Other assets............................         805      (3,054)     (4,367)
     Accounts payable, accrued expenses
      and income taxes.......................      (3,840)      3,794       2,987
                                                ---------   ---------   ---------
        Net cash provided by operating
         activities..........................       7,936       9,373       8,425
                                                ---------   ---------   ---------

Cash flows from investing activities:
  Additions to property and equipment........      (3,530)     (3,794)     (4,363)
  Purchase of business, net of cash acquired.           -           -      (2,475)
  Proceeds from sales of assets..............       2,342       3,750       2,202
                                                ---------   ---------   ---------
        Net cash used by investing
         activities..........................      (1,188)        (44)     (4,636)
                                                ---------   ---------   ---------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   plan, net.................................          73       2,594       3,646
  Payments under bank credit facility, net...      (6,610)    (12,430)     (7,730)
                                                ---------   ---------   ---------
        Net cash used by financing
         activities..........................      (6,537)     (9,836)     (4,084)
                                                ---------   ---------   ---------
Increase (decrease) in cash and cash
  equivalents................................         211        (507)       (295)
Balance, beginning of year...................       1,005       1,512       1,807
                                                ---------   ---------   ---------
Balance, end of year.........................   $   1,216   $   1,005   $   1,512
                                                =========   =========   =========

Supplemental cash flow information:
  Cash paid (received) during the year for:
   Interest .................................   $   3,303   $   3,249   $   4,157
                                                =========   =========   =========
   Income taxes..............................   $    (832)  $  (3,615)  $    (551)
                                                =========   =========   =========


The accompanying notes are an integral part of these financial statements.


                               TANDYCRAFTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                       Additional
                               Common    paid-in    Retained   Treasury
                                stock    capital    earnings    stock       Total
                              --------   --------   --------   --------   ---------

Balance, June 30, 1995.       $ 18,528   $ 17,447   $ 80,084   $(25,398)  $  90,661
Sale of 461,693 shares of
  treasury stock to employee
  benefit plan, net....              -      1,924          -      1,722       3,646
Net loss...............              -          -    (10,709)         -     (10,709)
                              --------   --------   --------   --------   ---------
Balance, June 30, 1996.         18,528     19,371     69,375    (23,676)     83,598
Sale of 419,271 shares of
  treasury stock to employee
  benefit plan, net....              -      1,061          -      1,533       2,594
Net loss...............              -          -     (1,918)         -      (1,918)
                              --------   --------   --------   --------   ---------
Balance, June 30, 1997.       $ 18,528   $ 20,432   $ 67,457   $(22,143)  $  84,274
Sale of 12,917 shares of
  treasury stock to employee
  benefit plan, net....              -        113          -        (40)         73
Net income.............              -          -      4,617          -       4,617
                              --------   --------   --------   --------   ---------
Balance, June 30, 1998.       $ 18,528   $ 20,545   $ 72,074   $(22,183)  $  88,964
                              ========   ========   ========   ========   =========


The accompanying notes are an integral part of these financial statements.



                               TANDYCRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ACCOUNTING PRINCIPLES

Description of Business - Tandycrafts, Inc. ("Tandycrafts" or the "Company") markets consumer products through four distinct product-related operating divisions: Frames and Wall Decor, Leather and Crafts, Office Supplies, and Novelties and Promotional. The Company's products are marketed and sold through various channels, including direct-to-consumer (e.g., retail stores, mail order, the Internet) and wholesale distribution (e.g., direct sales force, telemarketing, outside sales representatives). Joshua's Christian Stores, a retail chain of Christian bookstores, was sold by the Company in May 1998.

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

Inventories - Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                     June 30,
                                                ------------------
                                                  1998      1997
                                                --------  --------

            Finished goods......................$ 33,244  $ 35,364
            Raw materials and work-in-process...  12,746    14,307
                                                --------  --------
                                                $ 45,990  $ 49,671
                                                ========  ========

Property and equipment - Property and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method at the rates shown below:

            Buildings......................3% to 10%
            Fixtures and equipment.........5% to 50%
            Leasehold improvements.........5% to 20%, or the life of the lease.

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

      In general, goodwill is amortized using the straight-line method over the estimated useful life of forty years. Accumulated amortization of goodwill at
June 30, 1998 and 1997 was $4,374,000 and $3,689,000, respectively.   Net
goodwill in the amount of $7,477,000 was written-off in the quarter ended December 31, 1995 as part of the restructuring program adopted during that quarter. Net goodwill in the amount of $1,405,000 was included in the sale of Joshua's Christian Stores during fiscal 1998. Goodwill which arose prior to October 31, 1970, aggregating $2,147,000, is reviewed annually by the Board of Directors and will continue to be carried as an asset unless the Board determines that events and circumstances indicate that there has been a decline or limitation in the value, at which time an appropriate amortization policy will be adopted.

Impairment of Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss will generally be measured as the difference between the net book value and the estimated fair value of the assets. The adoption of this accounting policy in fiscal 1997 did not have a material impact on the Company's financial position or results of operations.

Income taxes - Income taxes are calculated in accordance with the liability method, which requires that deferred tax assets and liabilities be recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

Net income (loss) per share - The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share", ("FAS 128"), effective for the quarter ended December 31, 1997 and has applied it retroactively for all
periods presented on the Consolidated Statements of Operations.   In accordance
with FAS 128, basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding. Since the Company has no outstanding preferred stock, income available to shareholders is equal to the Company's net income. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common share and potential common shares outstanding during the period. For fiscal 1998, 1997 and 1996, the number of weighted average shares and potential common shares is as follows (in thousands):

                                          1998      1997      1996
                                         ------    ------    ------
   Weighted average shares - basic ....  12,645    12,423    11,983
   Potential common shares.............      14         -         -
                                         ------    ------    ------
   Total weighted average common and
     potential common shares - diluted   12,659    12,423    11,983
                                         ======    ======    ======

Advertising costs - Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1998, 1997 and 1996 was $5.7 million, $7.7 million and $8.8 million, respectively.

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

NOTE 2 - SALE OF JOSHUA'S CHRISTIAN STORES

     The Company sold Joshua's Christian Stores effective May 31, 1998 to Family Christian Stores for consideration totaling approximately $11,500,000, with approximately $2,900,000 paid in cash at the time of closing and approximately $8,600,000 in a note receivable. The note bears interest at a rate of 7.25% and is payable in three installments on December 31 of the years 1998, 1999 and 2000. The sale of this business resulted in a pretax loss of $623,000, comprised primarily of transaction related costs.

NOTE 3 - STRATEGIC RESTRUCTURING AND CONSOLIDATION PROGRAM

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

     As a result of the adoption of the strategic restructuring and consolidation program discussed above, the Company recorded restructuring charges of $18.8 million in the quarter ended December 31, 1995. In the quarter ended March 31, 1996, the Company reversed $501,000 of the initial reserve related to the sale of Prestige Leather Creations. Approximately $16.2 million of the restructuring charges related to non-cash writedowns of assets to their estimated realizable values, including: $7.5 million related to the write off of goodwill, $6.1 million related to the liquidation of inventories, $1.2 million related to the writedown of fixed assets, and $1.4 million related to the writedown of various other assets. The remaining $2.1 million of the restructuring charges represented anticipated cash outlays: $1.6 million related to lease obligations and the remainder related to other contractual obligation and exit costs. No severance costs were included in the restructuring charges. Of the net charge of $18.3 million, $6.1 million was classified in cost of goods sold and the remaining $12.2 million was classified as restructuring charges on the fiscal 1996 Consolidated Statement of Operations.

      A total of $1,113,000 of the reserve initially recorded for lease obligations was reclassified to the reserve for asset writedowns as a result of the assignment of leases to purchasers. The increase in the asset writedown reserve was necessary to provide for asset writedowns in excess of those originally anticipated.

     In fiscal 1996, the Company sold Prestige Leather Creations and Brand Name Apparel and closed David James Manufacturing and certain other individually insignificant operations. On the retail side, the Company closed two Sav-On stores, two Tandy Leather stores and one Joshua's store.

     Total proceeds from the sale of Prestige Leather approximated $1.5 million, with approximately $900,000 paid in cash and $607,000 in notes receivable which bear interest at 8.5% to 9.5% and mature at various dates through March 26, 2000. Total proceeds from the sale of Brand Name Apparel were approximately $1,038,000 in cash.

     On January 27, 1997, the Company completed the sale of Cargo Furniture and Accents to an acquisition group comprised of management and employees of Cargo for proceeds of approximately $4.2 million. A portion of the purchase price was financed through a note with a bank for which the Company provided a guaranty. The remaining purchase price was in the form of a note in the amount of approximately $140,500 bearing interest at 8.5% and due at various dates through July 1999. Working capital adjustments subsequent to the sale increased the note by $716,000 and at June 30, 1998, the balance of the note due from Cargo totaled $856,000. In addition, in June 1998, the Company extended a revolving promissory note to Cargo in the amount of $300,000 bearing interest at the prime rate of interest and maturing on December 31, 1998. At June 30, 1998, the full amount of $300,000 was outstanding to Cargo. At June 30, 1998, the balance of the bank note guaranteed by the Company was $2,644,000. Gain on the transaction was not material to the Company and has been deferred as a result of the Company's guaranty. During fiscal 1997, the Company also closed four Joshua's stores and two Tandy Leather Stores which were targeted for closure in the strategic restructuring program.

     After completing the sale of Cargo, the restructuring program is substantially complete. The accrual remaining at June 30, 1998 is related primarily to lease obligations. The following table sets forth the activity in the restructuring accrual, which is included in current accrued liabilities in the balance sheet at June 30, 1998 and June 30, 1997 (in thousands):

                                            Total
                                           -------
              Balance at June 30, 1996     $ 1,623
              Cash payments                   (846)
              Non-cash asset writedowns       (549)
                                           -------
              Balance at June 30, 1997     $   228
              Cash payments                   (185)
                                           -------
              Balance at June 30, 1998     $    43
                                           =======

     Revenues included in the Company's results of operations from separately identifiable businesses sold or closed were $91,000, $12,360,000 and $32,675,000 in fiscal 1998, 1997 and 1996, respectively. Operating losses (before restructuring charges) from these businesses totaled $0, $234,000 and $1,992,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE 4 - PROPERTY AND EQUIPMENT AND ACCUMULATED DEPRECIATION

            As of June 30 (in thousands)          1998       1997
                                                --------   --------
            Property and equipment, at cost:
              Land..............................$  2,419   $  2,424
              Buildings.........................  13,373     13,588
              Leasehold improvements............   4,233      4,785
              Fixtures and equipment............  26,302     28,811
                                                --------   --------
                                                  46,327     49,608
            Less accumulated depreciation....... (23,441)   (24,103)
                                                --------   --------
              Property and equipment, net.......$ 22,886   $ 25,505
                                                ========   ========

NOTE 5 - ACCRUED LIABILITIES AND OTHER

Accrued liabilities and other consisted of the following at June 30 (in thousands):

                                                  1998       1997
                                                --------   --------

            Accrued payroll and bonus...........$  3,749   $  4,036
            Income taxes payable................   1,122          -
            Taxes, other than income taxes......     667      1,179
            Interest............................     246        203
            Restructuring accrual...............      43        228
            Accrual for sales allowances........   1,685      2,442
            Accrued legal.......................   1,593      1,698
            Accrued insurance...................   1,373      2,052
            Other...............................   2,042      3,927
                                                --------   --------
                                                $ 12,520   $ 15,765
                                                ========   ========

NOTE 6 - DEBT

      The Company has a $50 million revolving credit facility with a group of banks. The credit facility is an unsecured, two-year revolving line of credit, renewable annually. During fiscal 1998, the bank group agreed to extend the maturity date of the facility to October 31, 1999 under the existing terms. Interest rates on borrowings are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. Interest rates on borrowings at June 30, 1998 ranged from 6.54% to 8.50%. At June 30, 1998, the Company had borrowings aggregating $34,230,000 and letters of credit aggregating $1,187,000 outstanding under this facility. The loan agreement contains provisions specifying certain limitations on the amount of future indebtedness, investments and dividends, and requires the maintenance of certain financial ratios and balances. At June 30, 1998, the Company was in compliance with such covenants.

      Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At June 30, 1998, the Company would have had to pay approximately $120,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

NOTE 7 - INCOME TAXES

        The provision for income taxes is as follows (in thousands):

                                              1998      1997      1996
                                            -------   --------   -------
      Current tax expense (benefit):
        Federal.............................$   893   $   (226)  $(4,361)
        State and local.....................     66         30       (14)
                                            -------   --------   -------
        Total current.......................    959       (196)   (4,375)
      Deferred tax expense (benefit):
        Federal.............................  1,543       (931)     (799)
                                            -------   --------   -------
      Total provision (benefit).............$ 2,502   $ (1,127)  $(5,174)
                                            =======   ========   =======

Deferred tax liabilities (assets) are comprised of the following at June 30 (in thousands):

                                              1998      1997
                                            -------   --------

      Depreciation..........................$ 1,413   $  1,637
      Deferred compensation.................    109        110
      Bad debts.............................     15          -
      Goodwill..............................  2,142      1,625
                                            -------   --------
        Total deferred tax liabilities......  3,679      3,372
                                            -------   --------
      Inventory.............................   (672)    (1,425)
      Bad debts.............................      -       (336)
      Restructuring reserve.................    (99)      (162)
      Charitable contribution carryforwards.   (450)      (466)
      Loss carryforwards.................... (1,291)      (739)
      Deferred compensation.................    (85)       (76)
      Lease reserves........................    (26)       (33)
      Other.................................   (464)      (533)
                                            -------   --------
        Total deferred tax assets........... (3,087)    (3,770)
      Valuation allowance...................  1,249        697
                                            -------   --------
        Net deferred tax assets............. (1,838)    (3,073)
                                            -------   --------
                                            $ 1,841   $    299
                                            =======   ========

      A valuation allowance was established in 1996 in the amount of $1,034,000. During fiscal 1997, the valuation allowance was reduced by $337,000 as a result of the sale of Cargo Furniture and Accents. During fiscal 1998, the valuation allowance was increased by $552,000 as a result of additional state tax loss carryforwards. The entire remaining allowance of $1,249,000 relates to state tax loss carryforwards. Their use is limited to the future taxable earnings of the Company and its subsidiaries in certain states and it was determined to be more likely than not that these state tax carryforwards would not be utilized.

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                Year ended June 30,
                                            ----------------------------
                                             1998       1997      1996
                                            -------   --------   -------

      Statutory U.S. tax provision..........$ 2,420   $ (1,066)  $(5,559)
      Increase (decrease) in rates
        resulting from:
         State and local taxes, net..........    43         19       (51)
         Goodwill write-offs.................   278          -       526
         Other...............................  (239)       (80)      (90)
                                            -------   --------   -------
      Tax provision.........................$ 2,502   $ (1,127)  $(5,174)
                                            =======   ========   =======

NOTE 8 - COMMITMENTS AND CONTINGENCIES

      The Company leases certain properties, primarily retail stores, under operating leases which expire through 2007. Real estate taxes, maintenance and certain other costs are generally borne by the Company. The composition of total rental expense for operating leases is as follows (in thousands):

      Year ended June 30,                    1998       1997      1996
                                            -------   --------   -------
      Rentals:
        Minimum.............................$ 7,298   $  8,622   $ 9,812
        Contingent (percentage of sales)....     20         70        48
                                            -------   --------   -------
                                            $ 7,318   $  8,692   $ 9,860
                                            =======   ========   =======

      Minimum rental commitments for noncancellable operating leases (primarily retail store space) at June 30, 1998 are summarized as follows (in thousands):

                  Year ended June 30,
                       1999..........................   4,710
                       2000..........................   3,555
                       2001..........................   2,460
                       2002..........................   1,776
                       2003..........................     639
                       2004 and thereafter...........   1,719
                                                     --------
                                                     $ 14,859
                                                     ========

      A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1998 has been established. Based on the information presently available, management believes the amount of the accrual at June 30, 1998 is adequate to cover the liability the Company may incur under the alleged guarantees.

NOTE 9 - TANDYCRAFTS RETIREMENT SAVINGS PLAN

     During fiscal 1997, the former Tandycrafts, Inc. Employee Stock Ownership Plan (the "ESOP") was amended and renamed Tandycrafts Retirement Savings Plan (the "TRSP" or the "Plan"). The TRSP is open to all eligible employees of the Company employed in the United States.

     Participants may contribute between 3% and 15% of gross salary and wages into the 401(k) portion of the plan which becomes immediately vested. Participants also have the ability to direct their contributions into various investment options. The Company's matching contribution is 100% of the first 5% of the participant's contribution and is invested in Company common stock. The Company's contributions become vested upon completion of five years of credited service. The employee and Company contributions are maintained by a trustee.

     During fiscal 1996, the Plan was amended to allow shares forfeited by unvested employees to be used to reduce subsequent Company contributions to the Plan. Previously, such forfeited shares were reallocated to the remaining plan participants. Company contributions to the Plan, net of forfeitures, for the years ended June 30, 1998, 1997, and 1996 were approximately $1,166,000, $1,534,000, and $1,889,000, respectively.

NOTE 10 - SHAREHOLDER RIGHTS PLAN

     In May 1997, the Board of Directors adopted a shareholder rights plan and declared a dividend of one common share purchase right (a "Right") for each outstanding share of Tandycrafts common stock. Each Right entitles the registered holder the right upon exercise to purchase from the Company, that number of common shares having a market value of two times the applicable exercise price. The exercise price was initially set at $30.00 and is subject to adjustment by the Board. The Rights will become exercisable ten business days after the earliest occurrence of: (i) a public announcement that a person or group of affiliated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the outstanding common shares or (ii) the commencement of, or announcement of an intention to make, a tender offer or exchange offer, the consummation of which would result in the beneficial ownership by a person or group of 15% or more of such outstanding common shares.

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

     A summary of stock option activity under these plans follows:

                                                        Weighted -
                                                        Average
                                                        Exercise
                                          Shares         Price
                                         ---------      -------
      Options outstanding,
         June 30, 1995................   1,460,100      $ 12.66
      Options granted.................      63,000      $  8.01
      Options exercised...............           -      $     -
      Options terminated..............    (447,100)     $ 12.79
                                         ---------      -------
      Options outstanding,
         June 30, 1996................   1,076,000      $ 12.33
      Options granted.................     712,700      $  4.75
      Options exercised...............           -      $     -
      Options terminated..............  (1,022,800)     $ 12.29
                                         ---------      -------
      Options outstanding,
         June 30, 1997................     765,900      $  5.33
      Options granted.................           -      $     -
      Options exercised...............           -      $     -
      Options terminated..............     (38,200)     $  9.62
                                         ---------      -------

      Options outstanding,
         June 30, 1998................     727,700      $  5.11
                                         =========      =======

      Options exercisable,
         June 30, 1998................     252,073      $  5.55
                                         =========      =======

      Options available for
         future grant, June 30, 1998..     912,300
                                         =========


A summary of stock options outstanding and exercisable at June 30, 1998 follows:

                                      Options Outstanding                              Options Exercisable
                      -----------------------------------------------------     --------------------------------
                          Shares      Weighted-Average                            Shares
      Range of         Outstanding        Remaining        Weighted-Average     Exercisable     Weighted-Average
  Exercise Prices      at 6/30/98     Contractual Life      Exercise Price      at 6/30/98       Exercise Price
-----------------     -----------     ----------------     ----------------     -----------     ----------------
 $10.69 - 17.62          36,400          5.24 years           $    12.66           28,200          $    12.64
   $4.56 - 8.82         691,300          8.71 years           $     4.71          223,873          $     4.66
                        -------                                                   -------
  $4.56 - 17.62         727,700                               $     5.11          252,073          $     5.55


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

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, expect per share amounts):

                                        1998       1997        1996
                                      --------   --------    --------
       Net income (loss):
           As reported                $  4,617   $ (1,918)   $(10,709)
           Pro forma                  $  4,161   $ (2,096)   $(10,738)
       Income (loss) per common
         share - basic and diluted:
           As reported                $   0.37   $  (0.15)   $  (0.89)
           Pro forma                  $   0.33   $  (0.17)   $  (0.90)

      The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996 and additional awards anticipated in future years.

NOTE 12 - INDUSTRY SEGMENT AND GEOGRAPHIC AREA INFORMATION

     The Company markets consumer products through four distinct product-related operating divisions: Frames and Wall Decor, Leather and Crafts, Office Supplies, and Novelties and Promotional. The Company's products are marketed and sold through various channels, including direct-to-consumer (e.g., retail stores, mail order, the internet) and wholesale distribution (e.g., direct sales force, telemarketing, outside sales representatives). Divested operations include Joshua's Christian Stores and all business units sold or closed as a result of the December 1995 restructuring and consolidation program.

      During fiscal 1998, 1997 and 1996, the Company had net sales of $38,495,000, $30,467,000 and $30,065,000, respectively, to one group of customers under common control. In fiscal 1998, the Company also had sales of $24,133,000 to another group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue. The Frames and Wall Decor and Novelties and Promotional divisions , in the normal course of business, grant credit with the majority of their sales. Such receivables are generally not collateralized.
The concentration of credit risk within these divisions may impact the Company's overall credit risk, either positively or negatively, in that these customers may be similarly affected by industry-wide changes in economic or other conditions.

      Intersegment sales represent sales from one division to another. Operating income (loss) is divisional revenue less divisional operating expenses, which excludes corporate expenses, goodwill amortization, interest expense and taxes on income. Identifiable assets by division are those assets that are used in each division. Corporate assets are comprised of cash and short-term investments.

      Segment information for each of the three years in the period ended June 30, 1998 is as follows (in thousands):

              1998                                     Leather     Frames                 Novelties
              ----                                       and        and        Office        and        Divested
                                                       Crafts    Wall Decor   Supplies   Promotional   Operations   Consolidated
                                                      --------   ----------   --------   -----------   ----------   ------------

Total sales...........................................$ 96,610    $ 47,476    $ 38,549    $ 20,754      $ 29,388     $ 232,777
Intersegment sales....................................    (151)        (22)        (89)        (20)            -          (282)
                                                      --------    --------    --------    --------      --------     ---------
Net sales $...........................................  96,459    $ 47,454    $ 38,460    $ 20,734      $ 29,388     $ 232,495
                                                      ========    ========    ========    ========      ========     =========
Segment operating income
          (loss)......................................$ 12,100    $    150    $  1,878    $   (426)     $     13     $  13,715
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (6,596)
                                                                                                                     ---------
Income before income taxes............................                                                               $   7,119
                                                                                                                     =========
Depreciation..........................................$  1,169    $    802    $    798    $    447      $    612     $   3,828
Goodwill amortization.................................     535          87           4         374             -         1,000
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,704    $    889    $    802    $    821      $    612     $   4,828
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 68,194    $ 29,888    $ 14,999    $ 27,098      $  9,296     $ 149,475
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,216
                                                                                                                     ---------
                                                                                                                     $ 150,691
                                                                                                                     =========
Capital expenditures................................. $  1,330    $    592    $    569    $    481      $    558     $   3,530
                                                      ========    ========    ========    ========      ========     =========


              1997                                     Leather     Frames                 Novelties
              ----                                       and        and        Office        and        Divested
                                                       Crafts    Wall Decor   Supplies   Promotional   Operations   Consolidated
                                                      --------   ----------   --------   -----------   ----------   ------------


Total sales...........................................$ 87,606    $ 53,465    $ 35,781    $ 24,149      $ 44,388     $ 245,389
Intersegment sales.....................................   (161)        (52)       (181)        (71)            -          (465)
                                                      --------    --------    --------    --------      --------     ---------
Net sales.............................................$ 87,445    $ 53,413    $ 35,600    $ 24,078      $ 44,388     $ 244,924
                                                      ========    ========    ========    ========      ========     =========
Segment operating income (loss).......................$ 11,990    $    530    $  2,440    $   (799)     $ (7,933)    $   6,228
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (9,293)
                                                                                                                     ---------
Income (loss) before income taxes.....................                                                               $  (3,065)
                                                                                                                     =========
Depreciation..........................................$  1,198    $    854    $    862    $    503      $    918     $   4,335
Goodwill amortization.................................     535          87           4         374            39         1,039
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,733    $    941    $    866    $    877      $    957     $   5,374
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 67,887    $ 30,958    $ 12,593    $ 28,578      $ 15,508     $ 155,524
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,005
                                                                                                                     ---------
                                                                                                                     $ 156,529
                                                                                                                     =========
Capital expenditures.................................$   1,371    $    385    $    782    $    723      $    533     $   3,794
                                                     =========    ========    ========    ========      ========     =========


              1996                                     Leather     Frames                 Novelties
              ----                                       and        and        Office        and        Divested
                                                       Crafts    Wall Decor   Supplies   Promotional   Operations   Consolidated
                                                      --------   ----------   --------   -----------   ----------   ------------

Total sales...........................................$ 82,661    $ 58,386    $ 30,068    $ 20,590      $ 63,556     $ 255,261
Intersegment sales.....................................   (353)       (120)       (146)       (321)          (37)         (977)
                                                      --------    --------    --------    --------      --------     ---------
Net sales.............................................$ 82,308    $ 58,266    $ 29,922    $ 20,269      $ 63,519     $ 254,284
                                                      ========    ========    ========    ========      ========     =========
Segment operating income (loss).......................$  9,365    $  2,215    $  1,030    $  1,580      $(21,931)    $  (7,741)
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (8,142)
                                                                                                                     ---------
Income (loss) before income taxes.....................                                                               $ (15,883)
                                                                                                                     =========
Depreciation..........................................$  1,107    $    911    $    852    $    332      $  1,468     $   4,670
Goodwill amortization.................................     509          87           4         374           322         1,296
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,616    $    998    $    856    $    706      $  1,790     $   5,966
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 65,060    $ 32,096    $ 12,909    $ 27,609      $ 29,393     $ 167,067
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,512
                                                                                                                     ---------
                                                                                                                     $ 168,579
                                                                                                                     =========
Capital expenditures..................................$  2,170    $    357    $    573    $    278      $    985     $   4,363
                                                      ========    ========    ========    ========      ========     =========


NOTE 13 - QUARTERLY RESULTS (UNAUDITED)

Summarized quarterly income statements (in thousands of dollars, except per share amounts) for the years ended June 30, 1998 and 1997 are set forth below:



                                    1st Quarter           2nd Quarter           3rd Quarter           4th Quarter
                                -------------------   -------------------   -------------------   -------------------
                                  1998       1997       1998       1997       1998       1997       1998       1997
                                --------   --------   --------   --------   --------   --------   --------   --------

Net sales                       $ 55,359   $ 57,770   $ 73,237   $ 73,246   $ 53,100   $ 54,456   $ 50,799   $ 59,452
Costs and expenses:
  Cost of goods sold              35,834     35,688     48,702     46,732     35,766     41,128     33,182     36,777
  Selling and administrative      15,932     18,662     17,665     20,775     14,935     20,062     14,650     19,686
  Loss on sale of business unit        -          -          -          -          -          -        623          -
  Depreciation and amortization    1,270      1,372      1,259      1,391      1,254      1,315      1,045      1,296
                                --------   --------   --------   --------   --------    -------   --------   --------
Operating income (loss) (1)        2,323      2,048      5,611      4,348      1,145     (8,049)     1,299      1,693
Interest expense, net                862        822        911        833        841        720        645        710
                                --------   --------   --------   --------   --------   --------   --------   --------
Income (loss) before
  income taxes                     1,461      1,226      4,700      3,515        304     (8,769)       654        983
Provision (benefit) for
  income taxes                       512        429      1,644      1,230        106     (3,068)       240        282
                                --------   --------   --------   --------   --------   --------   --------   --------
Net income (loss)               $    949   $    797   $  3,056   $  2,285   $    198   $ (5,701)  $    414   $    701
                                ========   ========   ========   ========   ========   ========   ========   ========
Net income (loss) per
  common share - basic
  and diluted                      $0.08      $0.07      $0.24      $0.19      $0.02     ($0.45)     $0.03      $0.06
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

      The information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election Of Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1998.

Item 11.  Executive Compensation
--------------------------------

      The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1998.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation - Transactions With Management and Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1998.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------------------------------------------------------------------------

(a) The following financial statements, schedules and exhibits are filed as part of this report.
      (1) Financial Statements and Financial Statement Schedules - See Index to Financial Statements at Item 8 on page 18 of this report.

(b)  Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, on June 8, 1998, which included the contents of a press release announcing the sale of Joshua's Christian Stores chain to Family Christian Stores.

          The Company filed a Current Report on Form 8-K, on August 19, 1998, which included the contents of a press release announcing the unaudited results of operations for three months period and fiscal year ended June 30, 1998.


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



                                       TANDYCRAFTS, INC.
                                            (Registrant)

September 28, 1998                     By:  /s/ Michael J. Walsh
                                            --------------------------
                                            Michael J. Walsh
                                              President and Chief Executive
                                              Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of September, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

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

                       /s/ Sheldon I. Stein
                       -------------------------------
                       Sheldon I. Stein
                       Director

                       /s/ Robert Schutts
                       -------------------------------
                       Robert Schutts
                       Director

                       /s/ Michael J. Walsh
                       -------------------------------
                       Michael J. Walsh
                       President and Chief Executive Officer
                       and Director



                                                                     Schedule II
                       TANDYCRAFTS, INC. AND SUBSIDIARIES
                 Valuation and Qualifying Accounts and Reserves

                                 (In thousands)

                                                  Year ended June 30,
                                         ------------------------------------
                                            1998         1997          1996
                                         ---------     ---------    ---------
Allowance for doubtful accounts:
   Balance, beginning of year            $   1,680     $     790    $     605

   Additions charged to profit and loss      1,644         1,971        1,094

   Accounts receivable charged off, net
      of recoveries                           (569)       (1,081)        (909)
                                         ---------     ---------    ---------
   Balance, end of year                  $   2,755     $   1,680    $     790
                                         =========     =========    =========



                               TANDYCRAFTS, INC.

                               INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the year ended June 30, 1998.

Exhibit
Number            Description
-------      ----------------------

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

10.12        Fourth Amendment to Revolving Credit and Term Loan Agreement (8)

10.13        Fifth Amendment to Revolving Credit and Term Loan Agreement (9)

10.14        Sixth Amendment to Revolving Credit and Term Loan Agreement (10)

10.15        Seventh Amendment to Revolving Credit and Term Loan Agreement (11)

10.16        Eighth Amendment to Revolving Credit and Term Loan Agreement (13)

10.17        Form of Rights Agreement used to evidence the stock
               rights granted by the Board Directors on May 16, 1997 as a dividend to share holders of record as of May 29, 1997 (12)

10.18        Ninth Amendment to Revolving Credit and Term Loan Agreement (14)

10.19 #      Tenth Amendment to Revolving Credit and Term Loan Agreement

10.20 #      Eleventh Amendment to Revolving Credit and Term Loan Agreement

21 #         Subsidiaries of the Registrant

23 #         Consent of Independent Accountants

27 #         Financial Data Schedule (filed electronically only)



#  Filed herewith.
*  Indicates management compensatory plan, contract or arrangement.
(1)Filed with the Commission as an Exhibit to the Company's Form S-1 Registration Statement (No. 2-54086) and incorporated herein by reference.
(2)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 5, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Such Exhibit is incorporated herein by reference.
(3)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(4)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
(5)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(6)Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 3, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(7)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.
(8)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(9)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
(10)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(11)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(12)Filed with the Commission as a Exhibit to the Company's Form 8-K, dated May 22, 1997 and incorporated herein by reference.
(13)Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference. (10)
(14)Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.