Form 10-K/A
period 1998-06-30
TANDYCRAFTS INC
filed 1998-10-05
CIK 96294

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                       Incorporated Document
---------------------------                      ---------------------
          Part III                      Proxy Statement for 1998 Annual Meeting



REASON FOR AMENDMENT
--------------------

This amendment corrects mislabeling of the column headings contained in Note 12 of Notes to Consolidated Financial Statement in Tandycrafts, Inc.'s Form 10-K filing for the fiscal year ended June 30, 1998.



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

      Segment information for each of the three years in the period ended June 30, 1998 is as follows (in thousands):


              1998                                     Frames      Leather                Novelties
              ----                                      and          and       Office        and        Divested
                                                     Wall Decor    Crafts     Supplies   Promotional   Operations   Consolidated
                                                     ----------   --------    --------   -----------   ----------   ------------

Total sales...........................................$ 96,610    $ 47,476    $ 38,549    $ 20,754      $ 29,388     $ 232,777
Intersegment sales....................................    (151)        (22)        (89)        (20)            -          (282)
                                                      --------    --------    --------    --------      --------     ---------
Net sales $...........................................  96,459    $ 47,454    $ 38,460    $ 20,734      $ 29,388     $ 232,495
                                                      ========    ========    ========    ========      ========     =========
Segment operating income
          (loss)......................................$ 12,100    $    150    $  1,878    $   (426)     $     13     $  13,715
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (6,596)
                                                                                                                     ---------
Income before income taxes............................                                                               $   7,119
                                                                                                                     =========
Depreciation..........................................$  1,169    $    802    $    798    $    447      $    612     $   3,828
Goodwill amortization.................................     535          87           4         374             -         1,000
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,704    $    889    $    802    $    821      $    612     $   4,828
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 68,194    $ 29,888    $ 14,999    $ 27,098      $  9,296     $ 149,475
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,216
                                                                                                                     ---------
                                                                                                                     $ 150,691
                                                                                                                     =========
Capital expenditures................................. $  1,330    $    592    $    569    $    481      $    558     $   3,530
                                                      ========    ========    ========    ========      ========     =========


              1997                                     Frames      Leather                Novelties
              ----                                      and          and       Office        and        Divested
                                                     Wall Decor    Crafts     Supplies   Promotional   Operations   Consolidated
                                                     ----------   --------    --------   -----------   ----------   ------------


Total sales...........................................$ 87,606    $ 53,465    $ 35,781    $ 24,149      $ 44,388     $ 245,389
Intersegment sales.....................................   (161)        (52)       (181)        (71)            -          (465)
                                                      --------    --------    --------    --------      --------     ---------
Net sales.............................................$ 87,445    $ 53,413    $ 35,600    $ 24,078      $ 44,388     $ 244,924
                                                      ========    ========    ========    ========      ========     =========
Segment operating income (loss).......................$ 11,990    $    530    $  2,440    $   (799)     $ (7,933)    $   6,228
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (9,273)
                                                                                                                     ---------
Income (loss) before income taxes.....................                                                               $  (3,045)
                                                                                                                     =========
Depreciation..........................................$  1,198    $    854    $    862    $    503      $    918     $   4,335
Goodwill amortization.................................     535          87           4         374            39         1,039
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,733    $    941    $    866    $    877      $    957     $   5,374
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 67,887    $ 30,958    $ 12,593    $ 28,578      $ 15,508     $ 155,524
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,005
                                                                                                                     ---------
                                                                                                                     $ 156,529
                                                                                                                     =========
Capital expenditures.................................$   1,371    $    385    $    782    $    723      $    533     $   3,794
                                                     =========    ========    ========    ========      ========     =========


              1996                                    Frames       Leather                Novelties
              ----                                      and          and       Office        and        Divested
                                                     Wall Decor    Crafts     Supplies   Promotional   Operations   Consolidated
                                                     ----------   --------    --------   -----------   ----------   ------------

Total sales...........................................$ 82,661    $ 58,386    $ 30,068    $ 20,590      $ 63,556     $ 255,261
Intersegment sales.....................................   (353)       (120)       (146)       (321)          (37)         (977)
                                                      --------    --------    --------    --------      --------     ---------
Net sales.............................................$ 82,308    $ 58,266    $ 29,922    $ 20,269      $ 63,519     $ 254,284
                                                      ========    ========    ========    ========      ========     =========
Segment operating income (loss).......................$  9,365    $  2,215    $  1,030    $  1,580      $(21,931)    $  (7,741)
                                                      ========    ========    ========    ========      ========
Corporate expenses including goodwill
          amortization and interest expense, net......                                                                  (8,142)
                                                                                                                     ---------
Income (loss) before income taxes.....................                                                               $ (15,883)
                                                                                                                     =========
Depreciation..........................................$  1,107    $    911    $    852    $    332      $  1,468     $   4,670
Goodwill amortization.................................     509          87           4         374           322         1,296
                                                      --------    --------    --------    --------      --------     ---------
Total depreciation and amortization...................$  1,616    $    998    $    856    $    706      $  1,790     $   5,966
                                                      ========    ========    ========    ========      ========     =========
Identifiable assets...................................$ 65,060    $ 32,096    $ 12,909    $ 27,609      $ 29,393     $ 167,067
                                                      ========    ========    ========    ========      ========
Corporate assets......................................                                                                   1,512
                                                                                                                     ---------
                                                                                                                     $ 168,579
                                                                                                                     =========
Capital expenditures..................................$  2,170    $    357    $    573    $    278      $    985     $   4,363
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



                                       TANDYCRAFTS, INC.
                                            (Registrant)

September 30, 1998                        By:  /s/ Michael J. Walsh
                                            --------------------------
                                            Michael J. Walsh
                                              President and Chief Executive
                                              Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 30th day of September, 1998, by the following persons on behalf of the Registrant and in the capacities indicated.

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