Form 10-Q
period 1998-09-30
TANDYCRAFTS INC
filed 1998-11-10
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended September 30, 1998

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the transition period from ______________ to ________________


Commission File Number 1-7258

                               TANDYCRAFTS, INC.
----------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

Delaware                                                          75-1475224
----------------------------------------------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)


                 1400 Everman Parkway, Fort Worth, Texas  76140
-----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (817) 551-9600
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No___.
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Shares outstanding as of October 31, 1998
-----------------------------        -----------------------------------------
Common Stock, $1.00 par value                         12,245,128




                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended September 30, 1998

                               TABLE OF CONTENTS

      PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 --------

1.    Condensed Consolidated Financial Statements..................       3-8

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      8-13


      PART II - OTHER INFORMATION

6.    Exhibits and Reports on Form 8-K.............................        14

      Signatures...................................................        15



                                     PART I
                                     ------
Item 1.  Financial Statements
         --------------------


                               TANDYCRAFTS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                                Three Months Ended September 30,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------

Net sales                                       $     51,065       $     55,359
                                                ------------       ------------

Operating costs and expenses:
   Cost of goods sold                                 34,791             35,834
   Selling, general and administrative                13,077             15,932
   Depreciation and amortization                       1,079              1,270
                                                ------------       ------------
     Total operating costs and expenses               48,947             53,036
                                                ------------       ------------

Operating income                                       2,118              2,323

Interest expense, net                                    492                862
                                                ------------       ------------

Income before provision for income taxes               1,626              1,461
Provision for income taxes                               618                512
                                                ------------       ------------
      Net income                                $     1, 008       $        949
                                                ============       ============

Net income per share - basic and diluted        $       0.08        $      0.08
                                                ============        ===========

Weighted average common shares:
      Basic                                           12,472             12,626
      Diluted                                         12,475             12,636



                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  September 30,     June 30,
                                                      1998            1998
                                                  ------------    -----------
ASSETS
Current assets:
   Cash                                           $        913    $     1,216
   Trade accounts receivable, net of, allowance
      For doubtful accounts of $2,901 and
      $2,755, respectively                              26,332         28,086
   Inventories                                          47,123         45,990
   Other current assets                                  7,996          7,785
                                                  ------------    -----------
         Total current assets                           82,364         83,077
                                                  ------------    -----------

Property and equipment, at cost                         47,875         46,327
Accumulated depreciation                               (24,211)       (23,441)
                                                  ------------    -----------
   Property and equipment, net                          23,664         22,886
                                                  ------------    -----------

Other assets                                             6,773          6,929
Goodwill                                                37,548         37,799
                                                  ------------    -----------
                                                  $    150,349    $   150,691
                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     12,031         12,155
   Accrued liabilities and other                        10,720         12,520
                                                  ------------    -----------
         Total current liabilities                      22,751         24,675
                                                  ------------    -----------

Long-term debt                                          35,910         34,230
Deferred income taxes                                    2,822          2,822

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528         18,528
   Additional paid-in capital                           20,544         20,545
   Retained earnings                                    73,082         72,074
   Cost of stock in treasury, 6,201,052 shares
      and 5,917,419 shares, respectively               (23,288)       (22,183)
                                                  ------------    -----------
         Total stockholders' equity                     88,866         88,964
                                                  ------------    -----------
                                                  $    150,349    $   150,691
                                                  ============    ===========



                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                Three Months Ended September 30,
                                                -------------------------------
                                                     1998              1997
                                                ------------        -----------

Net cash flows from operating activities          $      729        $    (4,550)
                                                  ----------        -----------

Cash flows from investing activities:
  Additions to property and equipment, net            (1,606)            (1,161)
                                                  ----------        -----------
        Net cash used for investing activities        (1,606)            (1,161)
                                                  ----------        -----------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   program, net                                            -                319
  Purchases of treasury stock                         (1,106)                 -
  Borrowings under bank credit facility, net           1,680              5,010
                                                  ----------        -----------
        Net cash provided by financing activities        574              5,329
                                                  ----------        -----------

Increase (decrease) in cash                             (303)              (382)
Balance, beginning of period                           1,216              1,005
                                                  ----------        -----------
Balance, end of period                            $      913        $       623
                                                  ==========        ===========



                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)


                                                    Additional
                                          Common     paid-in    Retained   Treasury
                                          stock      capital    earnings    stock       Total
                                         --------   --------    --------   --------    --------
Balance, June 30, 1998                   $ 18,528   $ 20,545    $ 72,074   $(22,183)   $ 88,964
Purchase of 283,633 shares of
   treasury stock                               -         (1)          -     (1,105)     (1,106)
Net income for three months ended
   September 30, 1998                           -          -       1,008          -       1,008
                                         --------   --------    --------   --------    --------
Balance, September 30, 1998              $ 18,528   $ 20,544    $ 73,082   $(23,288)   $ 88,866
                                         ========   ========    ========   ========    ========


                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Company's financial position as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three-month periods ended September 30, 1998 and September 30, 1997. The results of operations for the three-month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at September 30, 1998 consisted of the following (in thousands):

            Merchandise held for sale                 $  34,819
            Raw materials and work-in-process            12,304
                                                      ---------
                                                      $  47,123
                                                      =========

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding. Since the Company has no outstanding preferred stock, income available to shareholders is equal to the Company's net income. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common share and potentially dilutive common shares outstanding during the period. For the three-month period ending September 30, 1998, the number of weighted average shares and potentially dilutive shares is as follows (in thousands):

                                       Three Months Ended
                                         1998       1997
                                       -------    -------

   Weighted average shares - basic      12,472     12,626
   Equivalent shares                         3         10
                                       -------    -------
   Total weighted average common
     shares and potentially
     dilutive shares - diluted          12,475     12,636
                                       =======    =======

NOTE 4 - SHARE REPURCHASE PROGRAM

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of September 30, 1998, the Company has repurchased approximately 143,000 shares for an aggregate purchase price of $496,500.

NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1998, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1998, the amount of trade accounts receivable outstanding which had been sold approximated $5,558,541. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $61,700 for the three months ended September 30, 1998, and are included in SG&A expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations
         -------------
GENERAL

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


The following table presents selected financial data for each of the Company's four product divisions for the three-month periods ended September 30, 1998 and 1997 (in thousands):

                                               Three Months Ended September 30,
                                        ----------------------------------------------
                                                1998                     1997             % Increase (Decrease)
                                        ---------------------    ---------------------    --------------------
                                                    Operating                Operating               Operating
                                                     Income                   Income                   Income
                                          Sales      (loss)       Sales       (loss)       Sales       (loss)
                                        --------    ---------    --------    ---------    --------    --------

Frames and Wall Decor                   $ 26,382    $  3,365    $ 20,340     $   1,992      29.7%       68.9%
Leather and Crafts                         9,426        (549)     11,504           123     (18.1)     (546.3)
Office Supplies                           11,065         651      10,599           603       4.4         8.0
Novelties and Promotional                  4,192         (19)      5,989           479     (30.0)     (104.0)
                                        --------    --------    --------     ---------    ------      ------
                                          51,065       3,448      48,432         3,197       5.4         7.9
Divested operations                            -           -       6,927          (180)   (100.0)      100.0
                                        --------    --------    --------     ---------    ------      ------

  Total operations, excluding
    corporate                           $ 51,065    $  3,448    $ 55,359     $   3,017      (7.8)%      14.3%
                                        ========    ========    ========     =========    ======      ======


RESULTS OF OPERATIONS

For the quarter ended September 30, 1998, consolidated net sales decreased $4,294,000, or 7.8%, while operating income, excluding corporate, increased $431,000, or 14.3%, compared to the same period last year. Excluding the results of divested operations, net sales increased $2,633,000, or 5.4%, and operating income increased $251,000, or 7.9%. Discussions relative to each of the Company's four product divisions are set forth below.

Frames and Wall Decor
The Frames and Wall Decor division achieved a net sales increase of $6,042,000, or 29.7%, compared to the quarter ended September 30, 1997. Frame sales increased $3,569,000, or 25.4%, due to the addition of new customers and new products, while framed art sales increased $2,269,000, or 39.4%, primarily from increased sales to existing customers.

Operating income for the Frames and Wall Decor division increased $1,373,000, or 68.9%, compared to the quarter ended September 30, 1997. Gross margin as a percent of sales increased one percentage point due to improved operating efficiencies and decreases in lumber prices from the prior year quarter. Selling, General and Administrative ("SG&A") expenses increased $500,000, or 18.2%. SG&A expenses as a percent of sales, however, decreased to 12.3% in the current quarter from 13.5% in the same quarter last year.

Leather and Crafts
Sales for the Leather and Crafts division decreased $2,078,000, or 18.1%, compared to the same quarter last year. Retail sales decreased $1,678,000, or 18.7%, due to the closure of forty-one unprofitable stores since September 1996 and same-store sales decreases of 3.1%. Wholesale sales decreased $400,000, or 15.8%, primarily as a result of exiting an unprofitable line of business.

This division experienced an operating loss of $549,000 for the quarter ended September 30, 1998 compared to income of $123,000 for the same quarter last year. Gross margin as a percent of sales decreased 5.5 percentage points primarily as a result of leather and discontinued merchandise promotions and decreased efficiencies at the manufacturing level due to the decrease in sales levels. SG&A expenses decreased $822,000, or 15.7%, from the prior year quarter; however, SG&A as a percent of sales increased slightly due to the decrease in sales.

Office Supplies
Sav-On Office Supplies achieved a $466,000, or 4.4%, increase in net sales compared to the same quarter last year, with same-store sales increasing 1.7%. The same-store sales gain is primarily attributable to a strong back-to-school season. Sales were also impacted by two stores which were opened during this quarter last year being open for a full quarter in the current year and two stores opened in the second quarter of fiscal 1998.

Sav-On's operating income increased $48,000, or 8.0%, for the quarter ended September 30, 1998 compared to the same quarter last year. Gross profit decreased $48,000 and decreased 2.0 points as a percent of sales due to a change in sales mix, with lower-margin equipment and promotional merchandise comprising a larger percentage of total sales. SG&A expenses decreased $76,000, or 2.3%, compared to the prior year quarter due to more efficient advertising. SG&A expenses as a percent of sales decreased to 28.6% from 30.6% in the prior year quarter.

Novelties and Promotional
Net sales for the Novelties and Promotional division decreased $1,797,000, or 30.0%, compared to the same quarter last year. The decrease in net sales reflects a generally weaker market for sports-licensed novelty products, with weaker "hot market" sales, as well as a conscious effort to reposition this division's business to focus on larger, more profitable customers.

The Novelties and Promotional division had an operating loss of $19,000 for the three months ended September 30, 1998 compared to income of $479,000 for the same quarter last year. Gross margin as a percent of sales for this division was flat with the prior year quarter; however, gross margin dollars decreased $588,000, or 29.5%, due to the decrease in sales. SG&A expenses decreased $120,000, or 8.4%, compared to the prior year quarter primarily due to a reduction in costs at Licensed Lifestyles.

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 25.6% as a percent of sales for the quarter ended September 30, 1998 compared to 28.8% for the same quarter last year. In total dollars, selling, general and administrative expenses decreased $2,855,000, or 17.9%, when compared to the same quarter last year. This decrease was primarily due to the reduction of expenses related to those companies divested during fiscal 1998 and to tighter expense controls established throughout the Company.

Depreciation and amortization
Consolidated depreciation and amortization decreased $191,000, or 15.0%, for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997. The decrease is due primarily to businesses divested during fiscal 1998.

Interest expense, net
Net interest expense decreased $370,000, or 42.9%, for the quarter ended September 30, 1998 compared to the same quarter last year. The decrease in net interest expense is primarily due to $170,000 of interest income and to lower average borrowings during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from cash flows from operations and borrowings under the Company's revolving credit facility. These funds have been used primarily for capital expenditures and to repurchase the Company's common stock.

During the quarter ended September 30, 1998, cash decreased $303,000. Cash provided by operating activities of $729,000 primarily resulted from operating income and a decrease in receivables, partially offset by an increase in inventories related mainly to the seasonal building of inventory for the holiday season and a decrease in accrued expenses resulting from the payment of fiscal 1998 year-end bonuses. Cash used for investing activities of $1,606,000 resulted from capital expenditures for property and equipment. Cash of approximately $574,000 was provided by financing activities, through increased borrowings under the Company's revolving credit facility, partially offset by cash used to purchase the Company's common stock.

The Company has a $50 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit renewable annually. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended through October 31, 1999. Effective November 9, 1998, the revolving credit facility was amended to extend the maturity to November 30, 1999, while the Company and the banks negotiate a new credit facility. The Company expects to finalize the new facility by November 30, 1998 on essentially the same terms as the existing facility. The Company currently estimates that its cash flow from operations will enable the Company to operate within the commitment amount on a continuing basis. Actual results may differ from this forward-looking projection, see risk factors discussed herein.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At September 30, 1998, the Company would have had to pay approximately $530,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1998, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At September 30, 1998, the amount of trade accounts receivable which had been sold approximated $5,558,541. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $61,700 for the three months ended September 30, 1998, and are included in SG&A expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of September 30, 1998, the Company has repurchased approximately 143,000 shares for an aggregate purchase price of $496,500.

Cash of approximately $1,606,000 was used for capital expenditures during the quarter ended September 30, 1998. Planned capital expenditures for the remainder of fiscal 1999 approximate $7,647,000 and are primarily targeted for investments in the Frames and Wall Decor division and investments in information systems. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection, see risk factors discussed herein.

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

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of September 30, 1998 has been established. Based on the information presently available, management believes the amount of the accrual at September 30, 1998 is adequate to cover the liability the Company may incur under the alleged guarantees.

In October 1998, the Company was informed that Cargo Furniture and Accents, a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional investment capital from several sources to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. To date, Cargo has opened eight of the Cargo Collection Stores and has seen promising results from these stores. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo has determined that it does not have the capital necessary to accelerate the conversion process. Due to Tandycrafts' existing financial interest in Cargo, including a guaranty of Cargo's term loan in the amount of $2,644,000 and amounts due the Company from Cargo totaling $1,400,000, Cargo's management approached the Company concerning it's willingness to provide the additional investment capital. The Company is currently evaluating Cargo's request.



                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
-------     ---------------------------------

            Exhibits          Description
            --------    ----------------------------------

              27        Financial Data Schedule

            Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated November 4, 1998, which included the contents of a press release announcing the unaudited results of operations for the three-month period ended September 30, 1998.


                               TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  November 10, 1998                  By:/s/Michael J. Walsh
                                             ---------------------------
                                             Michael J. Walsh
                                             President, Chief Executive Officer
                                             and Director



Date:  November 10, 1998                  By:/s/James D. Allen
                                             ---------------------------
                                             James D. Allen
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)