Form 10-Q
period 1998-12-31
TANDYCRAFTS INC
filed 1999-02-16
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended December 31, 1998

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares outstanding as of January 31, 1999
-----------------------------         -----------------------------------------
Common Stock, $1,00 par value                         12,046,717



                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended December 31, 1998

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 --------

1.    Condensed Consolidated Financial Statements..................       3-9

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................     10-17


                          PART II - OTHER INFORMATION

4.    Submission of Matters to a Vote of Security
      Holders......................................................        18

6.    Exhibits and Reports on Form 8-K.............................        18

      Signatures...................................................        19



                                     PART I
                                     ------
Item 1.  Financial Statements
         --------------------

                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                  Three Months Ended           Six Months Ended
                                     December 31,                December 31,
                                -----------------------     -------------------------
                                   1998         1997           1998           1997
                                ----------   ----------     ----------    -----------

Net sales                       $   52,853   $   73,237     $  103,918    $   128,596
                                ----------   ----------     ----------    -----------

Operating costs and expenses:
  Cost of goods sold                39,476       48,702         74,267        84,536
  Selling, general and              20,354       17,665         33,431        33,597
   administrative
  Restructuring charges              8,145            -          8,145             -
  Depreciation and amortization      1,088        1,259          2,167         2,529
   Total operating costs and
    expenses                        69,063       67,626        118,010       120,662

Operating income (loss)            (16,210)       5,611        (14,092)        7,934
Interest expense, net                  591          911          1,083         1,773
Income (loss) before provision
 for income taxes                  (16,801)       4,700        (15,175)        6,161
Provision (benefit) for income
 taxes                              (4,578)       1,644         (3,960)        2,156

  Net income (loss)             $  (12,223)  $    3,056     $  (11,215)   $    4,005
                                ==========   ==========     ==========    ==========

Net income (loss) per share -
 basic and diluted              $   (1.00)   $     0.24     $   (0.91)    $     0.32
                                =========    ==========     =========     ==========

Weighted average common shares
  Basic                            12,179        12,685        12,326         12,661
  Diluted                          12,184        12,685        12,330         12,661


                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  December 31,      June 30,
                                                      1998            1998
                                                  ------------    -----------
ASSETS
------
Current assets:
   Cash                                           $      1,013    $     1,216
   Trade accounts receivable, net of allowance
      for doubtful accounts of $3,300 and
      $2,755, respectively                              24,066         28,086
   Inventories                                          43,274         45,990
   Other current assets                                  8,655          7,785
                                                  ------------    -----------
         Total current assets                           77,008         83,077
                                                  ------------    -----------

Property and equipment, at cost                         49,611         46,327
Accumulated depreciation                               (26,142)       (23,441)
                                                  ------------    -----------
   Property and equipment, net                          23,469         22,886
                                                  ------------    -----------

Other assets                                             5,887          6,929
Goodwill                                                33,375         37,799
                                                  ------------    -----------
                                                  $    139,739    $   150,691
                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     10,114         12,155
   Accrued liabilities and other                        18,574         12,520
                                                  ------------    -----------
         Total current liabilities                      28,688         24,675
                                                  ------------    -----------

Long-term debt                                          32,500         34,230
Deferred income taxes                                    2,822          2,822

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528         18,528
   Additional paid-in capital                           20,545         20,545
   Retained earnings                                    60,859         72,074
   Cost of stock in treasury, 6,464,416 shares
      and 5,917,419 shares, respectively               (24,203)       (22,183)
                                                  ------------    -----------
         Total stockholders' equity                     75,729         88,964
                                                  ------------    -----------
                                                  $    139,739    $   150,691
                                                  ============    ===========


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                       Six Months Ended
                                                         December 31,
                                                  --------------------------
                                                     1998            1997
                                                  ----------      ----------

Net cash flows from operating activities          $    7,108      $   (4,116)
                                                  ----------      ----------

Cash flows from investing activities:
  Additions to property and equipment, net            (3,561)         (2,066)
                                                  ----------      ----------
      Net cash used for investing activities          (3,561)         (2,066)
                                                  ----------      ----------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit
   program, net                                            -             448
  Purchases of treasury stock                         (2,020)              -
  Borrowings (payments) under bank credit
   facility, net                                      (1,730)          5,220
                                                  ----------      ----------
      Net cash provided (used) by
        financing activities                          (3,750)          5,668
                                                  ----------      ----------

Decrease in cash                                        (203)           (514)
Balance, beginning of period                           1,216           1,005
                                                  ----------      ----------
Balance, end of period                            $    1,013      $      491
                                                  ==========      ==========



                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)


                                            Additional
                                   Common    paid-in    Retained   Treasury
                                   stock     capital    Earnings    stock      Total
                                  --------   --------   --------   --------   --------

Balance, June 30, 1998            $ 18,528   $ 20,545   $ 72,074   $(22,183)  $ 88,964
Purchase of 546,997 shares of
 treasury stock                          -          -          -     (2,020)    (2,020)
Net income (loss) for six
 months ended December 31, 1998          -          -    (11,215)         -    (11,215)
                                  --------   --------   --------   --------   --------
Balance, December 31, 1998        $ 18,528   $ 20,545   $ 60,859   $(24,203)  $ 75,729
                                  ========   ========   ========   ========   ========


                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of December 31, 1998 and June 30, 1998, and the results of operations and cash flows for the six-month periods ended December 31, 1998 and December 31, 1997. The results of operations for the three and six-month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at December 31, 1998 consisted of the following (in thousands):

            Merchandise held for sale                 $  31,080
            Raw materials and work-in-process            12,194
                                                      ---------
                                                      $  43,274
                                                      =========

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding. Since the Company has no outstanding preferred stock, income available to shareholders is equal to the Company's net income. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common shares and potentially dilutive common shares outstanding during the period. For the three and six-month periods ending December 31, 1998 and 1997, the number of weighted average shares and potentially dilutive common shares is as follows (in thousands):

                                       Three Months Ended  Six Months Ended
                                         December 31,        December 31,
                                       -----------------   ----------------
                                        1998      1997      1998     1997
                                       -------   -------   -------  -------

   Weighted average shares - basic      12,179    12,685    12,326   12,661
   Potentially dilutive shares               5         -         4        -
                                       -------   -------   -------  -------
   Total weighted average common and
     potentially dilutive shares -
     diluted                            12,184    12,685    12,330   12,661
                                       =======   =======   =======  =======

NOTE 4 - SHARE REPURCHASE PROGRAM

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of December 31, 1998, the Company had repurchased approximately 496,000 shares for an aggregate purchase price of $1,861,000.


NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1998, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 1998, the amount of trade accounts receivable outstanding which had been sold approximated $7,906,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $122,000 and $184,000 for the three and six-month periods ended December 31, 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

NOTE 6 - DIVESTITURE

In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable operating business segments. The divestiture plan calls for all retail stores and related manufacturing operations to be closed by June 30, 1999.

As a result of this plan, the Company recorded charges totaling $11,106,000 during the quarter ended December 31, 1998. Approximately $2,961,000 of these charges related to the write-down of inventory to its liquidation value and is included in cost of sales on the Condensed Consolidated Statements of Operations. Approximately $8,145,000 of the charges related to the write-down of assets and anticipated future cash outlays and is classified as restructuring charge on the Condensed Consolidated Statements of Operations.

Approximately $5,441,000 of the restructuring charge related to non-cash write-downs of assets to their estimated net realizable value, including $3,923,000 related to the write-down of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment all of which will be abandoned or sold), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represents an accrual for anticipated future cash outlays for lease obligations and other exit costs.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the December 31, 1998 balance sheet (in thousands):

            Lease obligations          $  2,346
            Other                           358
                                       --------
                                       $  2,704
                                       ========

The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,961,000) for the operations to be divested are set forth below (in thousands):

                            Three months ended         Six months ended
                               December 31,              December 31,
                          ---------------------    ----------------------
                             1998        1997         1998        1997
                          ----------  ---------    ---------   ----------

Sales                     $   10,758  $  13,472    $  20,185   $   24,977
Operating income (loss)       (4,926)       384       (5,475)         506


NOTE 7 - SUBSEQUENT EVENT

In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional investment capital from several sources to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. To date, Cargo has opened eight of the Cargo Collection Stores and seen promising results from these stores. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required a capital infusion to complete the conversion process.

In December, 1998, Cargo informed the Company that they were unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their term note agreement, and Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

On January 11, 1999, the Company was informed by Cargo's lender that Cargo defaulted on its term note and Cargo's lender required the Company to perform pursant to its guaranty of this note. On February 1, 1999, the Company complied with the lender's request. As a result of this payment, the Company has the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. As such, the Company will begin to consolidate the results of operations of Cargo. Due to Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was unlikely. Loss provisions of $3,465,000 were recorded as selling, general and administrative expenses in the December 31, 1998 financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------

GENERAL
Tandycrafts, Inc. ("Tandycrafts" or the "Company") markets consumer products through four distinct product-related operating divisions: Frames and Wall Decor, Leather and Crafts, Office Supplies, and Novelties and Promotional. The Company's products are marketed and sold through various channels, including direct-to-consumer (e.g., retail stores, mail order, the Internet) and wholesale distribution (e.g., direct sales force, telemarketing and outside sales representatives). During the quarter ended December 31, 1998, the Company adopted a plan of closing its leather and crafts retail stores and related manufacturing operations. These divested operations comprise substantially all of the operations within the Company's Leather and Crafts operating division.

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

The following table presents selected financial data for each of the Company's three continuing product divisions and divested operations for the three and six-month periods ended December 31, 1998 and 1997 (in thousands):


                              Three Months Ended December 31,
                         -----------------------------------------
                                1998                  1997          % Increase (Decrease)
                         -------------------  --------------------   -------------------
                                   Operating             Operating             Operating
                                     Income                Income                Income
                          Sales      (loss)     Sales      (loss)     Sales      (loss)
                         --------   --------   --------   --------   --------   --------

Frames and Wall Decor    $ 28,152   $  3,980   $ 32,825   $  4,891    (14.2)%    (18.6)%
Office Supplies             9,779        278      9,668        309      1.1      (10.0)
Novelties and
  Promotional               4,164       (202)     6,113        244    (31.9)    (182.8)
                         --------   --------   --------   --------    -----     ------
                           42,095      4,056     48,606      5,444    (13.4)     (25.5)
Divested operations        10,758     (5,054)    24,631      1,409    (56.3)    (458.7)
Restructuring charge            -     (8,145)         -          -        -     (100.0)
                         --------   --------   --------   --------    -----     ------
  Total operations,
   Excluding corporate   $ 52,853   $ (9,143)  $ 73,237   $  6,853    (27.8)%   (233.4)%
                         ========   ========   ========   ========    =====     ======



                              Six  Months Ended December 31,
                         -----------------------------------------
                                1998                  1997          % Increase (Decrease)
                         -------------------   -------------------   -------------------
                                   Operating             Operating             Operating
                                     Income                Income                Income
                          Sales      (loss)     Sales      (loss)     Sales      (loss)
                         --------   --------   --------   --------   --------   --------

Frames and Wall Decor    $ 54,534   $  7,345   $ 53,165   $  6,883      2.6%       6.7%
Office Supplies            20,844        930     20,267        912      2.8        2.0
Novelties and
  Promotional               8,355       (221)    12,101        723    (31.0)    (130.6)
                         --------   --------   --------   --------    -----     ------
                           83,733      8,054     85,533      8,518     (2.1)      (5.4)
Divested operations        20,185     (5,603)    43,063      1,352    (53.1)    (514.4)
Restructuring charge            -     (8,145)         -          -        -     (100.0)
                         --------   --------   --------   --------    -----     ------
  Total operations,
   Excluding corporate   $103,918   $ (5,694)  $128,596   $  9,870    (19.2)%   (157.7)%
                         ========   ========   ========   ========    =====     ======

RESULTS OF OPERATIONS

Consolidated net sales decreased $20,384,000, or 27.8%, and $24,678,000, or 19.2%, respectively, for the three and six-month periods ended December 31, 1998, as compared to the same periods of the prior year. Excluding divested operations, consolidated net sales decreased $6,511,000, or 13.4%, and $1,800,000, or 2.1%, respectively, for the three and six-month periods ended December 31, 1998 compared to last year.

The Company experienced operating losses before corporate expenses of $9,143,000 and $5,694,000, respectively, for the three and six-month periods ended December 31, 1998, compared to operating income of $6,853,000 and $9,870,000, respectively, for the same periods last year. Excluding divested operations and restructuring charges, operating income decreased $1,388,000, or 25.5%, and $464,000, or 5.4%, respectively, for the three and six-month periods ended December 31, 1998, compared to the same periods of the previous year. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor
Net sales at the Frames and Wall Decor division decreased $4,673,000, or 14.2%, for the three months ended December 31, 1998; however, as a result of a strong first quarter of fiscal 1999, sales for the six months ended December 31, 1998 increased $1,369,000, or 2.6%, compared to last year. The decrease in sales for the three-month period is primarily due to a shift in the timing of shipments between the first and second quarters of fiscal 1998 compared to the previous year and to a large one-time promotional order in the second quarter of fiscal 1998 which was not repeated in the current year. The sales increase for the six-month period primarily reflects the increase in sales of framed art to existing customers.

Operating income for the Frames and Wall Decor division decreased $911,000, or 18.6%, for the quarter ended December 31, 1998, but increased $462,000, or 6.7%, for six-month periods then ended, compared to same periods last year. The decrease in operating income for the quarter is a result of the lower sales volume compared to the prior year quarter. For the six-month period, gross margin as a percent of sales increased one percentage point due to improved operating efficiencies and decreases in lumber prices from the prior year. The increase in the gross margin percentage combined with the increase in sales volume for the six months resulted in an increase in gross margin dollars of approximately $1,276,000. Selling, General and Administrative ("SG&A") expenses increased $854,000, or 14.4%, over the six months primarily due to increased marketing and product development costs related to the framed art program. SG&A expenses as a percent of sales increased to 12.4% for the six month period ended December 31, 1998 compared to 11.2% for the same period last year.

Office Supplies
Sav-On Office Supplies' net sales increased $111,000, or 1.1%, and $577,000, or 2.8%, respectively, for the three and six-month periods ended December 31, 1998, compared to the same periods last year. Same store sales for the two periods of fiscal 1999 increased less than one percent due primarily to increased competition in Sav-On's existing markets. Sales were positively impacted by four stores which were opened during the first six months of fiscal 1998 being open for a full six months in the current year.

Sav-On's operating income decreased $31,000, or 10.0%, for the quarter, but increased $18,000, or 2.0%, for the six-month period ended December 31, 1998, compared to the same periods last year. Gross margin as a percent of sales decreased 0.9 points and 1.5 points, respectively, for the three and six-month periods primarily due to a change in sales mix, with lower-margin office equipment and promotional merchandise comprising a larger percentage of total sales. SG&A expenses were flat for the quarter but decreased $70,000, or 1.1%, for the six month period compared to the same periods of the prior year. SG&A expenses as a percent of sales decreased to 29.8% from 30.9% in the prior year six month period.

Novelties and Promotional
Net sales for the Novelties and Promotional division decreased $1,949,000, or 31.9%, and $3,746,000, or 31.0%, respectively for the three and six-month periods ended December 31, 1998, compared to the same periods last year. The decrease in net sales reflects a generally weaker market for sports-licensed novelty products, with weaker Major League Baseball and National Football League "hot market" sales and the National Basketball Association lock-out, as well as a conscious effort to reposition this division's business to focus on larger, more profitable customers.

The Novelties and Promotional division had operating losses of $202,000 and $221,000, respectively, for the three and six month periods ended December 31, 1998 compared to income of $244,000 and $723,000, respectively, for the same periods last year. Gross margin dollars and gross margin as a percent of sales for this division decreased for both periods of fiscal 1999 due to the decrease in sales with relatively fixed manufacturing overhead costs. SG&A expenses decreased $400,000 and $520,000, respectively, for the three and six-month periods primarily due to a reduction in labor and administrative costs.

Divested Operations
Divested operations at December 31, 1998 consist primarily of the leather and crafts retail stores and related manufacturing operations for which a plan of closure was approved in the second quarter of fiscal 1999. The sales and operating income for the divested operations for the two periods ending December 31, 1997 also includes Joshua's Christian Stores which the Company sold effective May 31, 1998.

For the three and six month periods ended December 31, 1998, net sales of the leather and crafts operations decreased $2,714,000, or 20.1%, and $4,792,000, or 19.2%, respectively. The leather and crafts operations had operating losses of $4,926,000 and $5,475,000, respectively, for the three and six-month periods ended December 31, 1998 compared to operating income of $384,000 and $506,000, respectively, for the same periods of the prior year. Both periods of fiscal 1999 include a charge of $2,961,000 to write-down inventory of the leather operations to its liquidation value.

Restructuring charges
In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable operating business segments. The divestiture plan calls for all retail stores and related manufacturing operations to be closed by June 30, 1999.

As a result of this plan, the Company recorded charges totaling $11,106,000 during the quarter ended December 31, 1998. Approximately $2,961,000 of these charges related to the write-down of inventory to its liquidation value and is included in cost of sales on the Condensed Consolidated Statements of Operations. Approximately $8,145,000 of the charges related to the write-down of assets and anticipated future cash outlays and is classified as restructuring charge on the Condensed Consolidated Statements of Operations.

Approximately $5,441,000 of the restructuring charge related to non-cash write-downs of assets to their estimated net realizable value, including $3,923,000 related to the write-down of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment all of which will be abandoned or sold), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represents an accrual for anticipated future cash outlays for lease obligations and other exit costs.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the December 31, 1998 balance sheet (in thousands):

            Lease obligations          $  2,346
            Other                           358
                                       --------
                                       $  2,704
                                       ========

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

Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,961,000) for the operations to be divested are set forth below (in thousands):

                            Three months ended          Six months ended
                                December 31,              December 31,
                          ---------------------    -----------------------
                             1998        1997          1998        1997
                          ----------  ---------    ----------   ----------

Sales                     $   10,758  $  13,472    $   20,185   $   24,977
Operating income (loss)       (4,926)       384        (5,475)         506

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 38.5% and 32.2%, as a percent of sales, for the three and six-month periods ended December 31, 1998, respectively, compared to 24.1% and 26.2% for the corresponding periods last year. In total dollars, SG&A expenses increased $2,689,000, or 15.2%, for the three-month period ended December 31, 1998, but decreased $166,000, or 0.5%, for the six-month period ended December 31, 1998, compared to the corresponding periods last year. The increase in SG&A expense for the three-month period is primarily attributable to the $3,465,000 expense recognized during the quarter related to the Company's performance under the Cargo note guaranty and the write-down of other amounts receivable from Cargo. For the six-month period, the increase in SG&A expense due to the Cargo charges was offset by decreases resulting from the elimination of expenses related to operations discontinued in fiscal 1998 and to tighter expense controls.

Interest expense, net
Interest expense decreased $320,000, or 35.1%, and $690,000, or 38.9%, for the three and six-month periods ended December 31, 1998, respectively, compared to the corresponding periods of the prior year. These decreases are primarily due to $170,000 and $340,000 of interest income recognized during the three and six-month periods ended December 31, 1998, respectively, and to lower average borrowings during the current year.

Depreciation and amortization
Consolidated depreciation and amortization decreased $171,000, or 13.6%, and $362,000, or 14.3%, for the three and six-month periods ended December 31, 1998, respectively, compared to the corresponding periods last year. The decrease is due primarily due to the divestiture of Joshua's during fiscal 1998.

SUBSEQUENT EVENT

In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional investment capital from several sources to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. To date, Cargo has opened eight of the Cargo Collection Stores and seen promising results from these stores. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required a capital infusion to complete the conversion process.

In December, 1998, Cargo informed the Company that they were unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their term note agreement, and Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

On January 11, 1999, the Company was informed by Cargo's lender that Cargo defaulted on its term note and Cargo's lender required the Company to perform pursant to its guaranty of this note. On February 1, 1999, the Company complied with the lender's request. As a result of this payment, the Company has the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. As such, the Company will begin to consolidate the results of operations of Cargo. Due to Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was unlikely. Loss provisions of $3,465,000 were recorded as selling, general and administrative expenses in the December 31, 1998 financial statements. The Company is currently evaluating the best course of action of the Company with respect to Cargo.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from cash flows from operations. These funds have been used primarily for capital expenditures, to repurchase the Company's common stock and to repay borrowings under the Company's revolving credit facility.

During the six-months ended December 31, 1998, cash decreased $203,000. Cash provided by operating activities of $7,108,000 primarily resulted from improved working capital management and profitability (net of non-cash write-downs).
Cash used for investing activities of $3,561,000 resulted primarily from capital expenditures for property and equipment. Cash of approximately $3,750,000 was used by financing activities for repayments of borrowings under the Company's revolving credit facility and for repurchases of the Company's common stock.

The Company has a $50 million revolving credit facility with a group of banks. The credit facility is a two-year revolving line of credit renewable annually. Effective September 30, 1997, the Company's revolving credit facility was renewed by its banks and the maturity was extended to October 31, 1999. Effective February 9, 1999, the revolving credit facility was amended to extend the maturity to January 31, 2000, and to change certain provisions, restrictions and covenants under the facility as of December 31, 1998, to allow the restructuring plan approved in the quarter then ended to occur without placing the Company in default. The Company and the banks are currently negotiating a new credit facility which the Company expects to finalize by March 1999 on essentially the same terms as the existing facility.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At December 31, 1998, the Company would have had to pay approximately $378,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1998, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At December 31, 1998, the amount of trade accounts receivable which had been sold approximated $7,906,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $122,000 and $184,000 for the three and six month periods ended December 31, 1998, respectively, and are included in SG&A expense in the accompanying Consolidated Statements of Operations. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of December 31, 1998, the Company had repurchased approximately 496,000 shares for an aggregate purchase price of $1,861,000.

Cash of approximately $3,561,000 was used for capital expenditures during the six months ended December 31, 1998. Planned capital expenditures for the remainder of fiscal 1999 approximate $5,692,000 and are primarily targeted for investments in the Frames and Wall Decor division and investments in information systems. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection, see risk factors discussed herein.

THE YEAR 2000

The Company has initiated a comprehensive project ("Year 2000 project") designed to minimize or eliminate business disruption caused by processing problems associated with the "Year 2000" issue. The Year 2000 project, which addresses both the Company's information technology ("IT") systems and non-IT systems, consists of three phases: identification and analysis, planning, and implementation and testing. The Company's Year 2000 project has used both internal and external resources.

The first phase of the Company's Year 2000 project involves identifying and analyzing the IT and non-IT systems that are susceptible to failures or processing errors as a result of Year 2000 issue. This phase consisted of the Company and its operating units identifying the systems that may require remediation or replacement. Through its systems requirements study, the Company believed that, with regard to IT systems, five should be remediated through replacement and three remediated through upgrades. With respect to non-IT systems, the Company believed that there was an insubstantial susceptibility to the Year 2000 issue. This phase has been completed.

The second phase of the Year 2000 project involves analyzing proposed remediations and planning how to implement such remediations. The Company then established priorities for remediation. This phase has been completed for IT systems.

The third phase of the Year 2000 project involves implementing and testing the proposed remediations. With regard to IT systems, two of the five replacements have been completed and the other three are in process. The three upgrades and testing are in process. The Company's objective is to substantially complete the implementation and testing phase by June 30, 1999, although further remediation efforts may be required thereafter to address Year 2000 issues discovered during this phase.

Additionally, as part of its Year 2000 project, the Company has identified certain service providers, vendors, suppliers, and customers ("Key Partners") that it believed were critical to business operations after January 1, 2000.
The Company initiated communications with such Key Partners in an attempt to reasonably ascertain their stage of Year 2000 readiness. The Company has received responses to approximately 60% of these questionnaires. The majority of such responses indicated that the Key Partner had Year 2000 remediation programs and expected to be compliant by at least year end 1999. The Company has sent follow-up inquiries to the Key Partners who have not responded to the Company's questionnaire. The Company plans to continue assessment of Key Partners, which may include further communications, interviews and face-to-face meetings, as deemed appropriate. Despite the Company's efforts, there can be no guaranty that the systems of other companies which the Company relies upon to conduct its operations and business will be compliant.

In addition to the above measures, the Company is currently developing contingency plans intended to mitigate the possible disruption in business operations from the Year 2000 issue. The Company intends to continue to evaluate and modify contingency planning as additional information becomes available.

The Company estimates that the costs of the Year 2000 project will range from $1.5 million to $2.0 million. As of December 31, 1998, the Company had spent approximately $1.0 million. The cost estimates do not include any costs associated with the implementation of contingency plans and any potential costs related to any customer or other claims relating to the Year 2000 issue.

Because of the number of systems used by the Company, the significant number of service providers, vendors, suppliers and customers, and the interdependent nature of systems, there can be no guaranty that the Company will not experience some disruption in its business due to the Year 2000 issue. Although it is not currently possible to quantify the most reasonably likely worst case scenario, the possible consequences of the Company or Key Partners not being fully ready in a timely manner include without limitation temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors and inventory and supply obsolescence. Consequently, the business and operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for periods of time due to the Year 2000 issue. However, the Company believes that its Year 2000 project and related contingency planning should reduce the adverse effect any such disruptions may have.

The Year 2000 project is an ongoing process and the risk assessments, estimates of costs, projected completion dates and other factors are forward looking statements and are subject to change. Factors that may cause such changes include without limitation, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code and embedded chips; the timely receipt and installation of Year 2000 ready replacement systems and upgrades; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans; the occurrence of broad-based or systemic economic failures.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of December 31, 1998 has been established. Based on the information presently available, management believes the amount of the accrual at December 31, 1998 is adequate to cover the liability the Company may incur under the alleged guarantees.


 TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders
------    -------------------------------------------------

          The following proposals were approved at the Company's annual meeting held on November 11, 1998:

                                                  Affirmative    Votes Against
                                                     Votes        or Withheld
                                                  -----------    -------------
        1. Election of management's slate of nominees
            to serve as Directors:
              R. Earl Cox III                     10,383,040       1,344,902
              Joe K. Pace                         10,415,967       1,311,975
              Robert Schutts                      10,380,789       1,347,153
              Sheldon I. Stein                    10,407,087       1,320,855
              Michael J. Walsh                    10,475,807       1,252,135

Item 6.   Exhibits and Reports on Form 8-K
------    ------------------------------------

          (a)   Exhibits:

                Exhibit 10.21 Twelfth Amendment to Revolving Credit and Term Loan Agreement

                Exhibit 27       Financial Data Schedule

          (b)   Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K, dated January 7, 1999, announcing that Robert Schutts, a longtime member of the Tandycrafts board of directors, passed away Tuesday, December 22, 1998.

                The Company filed a Current Report on Form 8-K, dated January 13, 1999, announcing plans to close its leather and crafts retail stores and related manufacturing operations.

                The Company filed a Current Report on Form 8-K, dated January 22, 1999, which included pro forma information based on the historical financial statements of Tandycrafts, Inc. adjusted to give effect to the disposition of it leather and crafts retail stores and related manufacturing operations.

                The Company filed a Current Report on Form 8-K, dated January 26, 1999, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1998.



                               TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 15, 1999                  By:/s/Michael J. Walsh
                                             ---------------------------
                                             Michael J. Walsh
                                             President, Chief Executive Officer
                                             and Director



Date:  February 15, 1999                  By:/s/James D. Allen
                                             ---------------------------
                                             James D. Allen
                                             Executive Vice President and Chief
                                             Financial Officer
                                             (Principal Financial Officer)



Date:  February 15, 1999                  By:/s/Troy A. Huseman
                                             ---------------------------
                                             Troy A. Huseman
                                             Assistant Vice President and Chief
                                             Accounting Officer