Form 10-Q
period 1999-03-31
TANDYCRAFTS INC
filed 1999-05-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended March 31, 1999

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
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                      Shares outstanding as of April 30, 1999
-----------------------------           ---------------------------------------
Common Stock, $1.00 par value                            12,012,112




                               TANDYCRAFTS, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 1999

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                                    Page No.
----                                                                    --------

1.     Condensed Consolidated Financial Statements                         3-9

2.     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                     10-17


                          PART II - OTHER INFORMATION

6.     Exhibits and Reports on Form 8-K                                     18

       Signatures                                                           19




                                     PART I
                                     ------
Item 1.    Financial Statements
           --------------------

                               TANDYCRAFTS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                            Three Months Ended                 Nine Months Ended
                                                March 31,                          March 31,
                                        ---------------------------       ---------------------------
                                           1999            1998              1999             1998
                                        ----------      -----------       -----------     -----------

Net sales                               $   50,253      $    53,100       $   154,171     $   181,696
                                        ----------      -----------       -----------     -----------


Operating costs and expenses:
  Cost of products sold                     36,061           35,766           110,328         120,302
  Selling, general and administrative       15,094           14,935            48,525          48,532
  Restructuring charges                          -                -             8,145               -
  Depreciation and amortization              1,117            1,254             3,284           3,783
                                        ----------      -----------       -----------      ----------
    Total operating costs and expenses      52,272           51,955           170,282         172,617

                                        ----------      -----------       -----------      ----------

Operating income (loss)                     (2,019)           1,145           (16,111)          9,079
Interest expense, net                          517              841             1,600           2,614
                                        ----------      -----------       -----------     -----------
Income (loss) before provision
  for income taxes                          (2,536)             304           (17,711)          6,465
Provision (benefit) for income taxes          (663)             106            (4,623)          2,262
                                        ----------      -----------       -----------     -----------

    Net income (loss)                   $   (1,873)     $       198       $   (13,088)    $     4,203
                                        ==========      ===========       ===========     ===========

Net income (loss) per share
    - basic and diluted                 $    (0.16)     $      0.02       $    (1.07)     $      0.33
                                        ==========      ===========       ==========      ===========

Weighted average common shares:
    Basic                                   12,052           12,649           12,236           12,657
    Diluted                                 12,052           12,649           12,239           12,657



                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                              March 31,           June 30,
                                                                 1999               1998
                                                            --------------     -------------
ASSETS
------
Current assets:
    Cash, including short-term investments                  $        1,365     $       1,216
    Trade accounts receivable, net of allowance for
       doubtful accounts of $2,947 and $2,755, respectively         22,861            28,086
    Inventories                                                     37,144            45,990
    Other current assets                                             6,396             7,785
                                                            --------------     -------------
           Total current assets                                     67,766            83,077
                                                            --------------     -------------

Property and equipment, at cost                                     55,056            46,327
Less-accumulated depreciation                                      (29,086)          (23,441)
                                                            --------------     -------------
    Property and equipment, net                                     25,970            22,886
                                                            --------------     -------------

Other assets                                                         3,466             6,929
Goodwill                                                            33,926            37,799
                                                            --------------     -------------

                                                            $      131,128     $     150,691
                                                            ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Notes payable and current portion
       of long-term debt                                    $          600     $           0
    Accounts payable                                                 9,001            12,155
    Accrued liabilities and other                                   17,446            12,520
                                                            --------------     -------------
           Total current liabilities                                27,047            24,675
                                                            --------------     -------------

Long-term debt                                                      27,500            34,230
Deferred income taxes                                                2,822             2,822

Stockholders' equity:
    Common stock, $1 par value, 50,000,000
       shares authorized, 18,527,988 shares issued                  18,528            18,528
    Additional paid-in capital                                      20,555            20,545
    Retained earnings                                               58,986            72,074
    Cost of stock in treasury, 6,487,413 shares
       and 5,917,419 shares, respectively                          (24,310)          (22,183)
                                                            --------------     -------------
           Total stockholders' equity                               73,759            88,964
                                                            --------------     -------------

                                                            $      131,128     $     150,691
                                                            ==============     =============


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                            --------------------------------
                                                             March 31,          March 31,
                                                                1999               1998
                                                            ------------       -------------

Net cash flows from operating activities                    $      7,162       $       3,031
                                                            ------------       -------------

Cash flows from investing activities:
  Additions to property and equipment, net                        (6,478)             (2,720)
  Collection of note receivable                                    8,312                   -
                                                            ------------       -------------
          Net cash used for investing activities                   1,834              (2,720)
                                                            ------------       -------------

Cash flows from financing activities:
  Sales of treasury stock to employee benefit programs, net           36                  13
  Purchases of treasury stock                                     (2,153)                  -
  Repayments of credit facility, net                              (6,730)               (470)
                                                            ------------       -------------
          Net cash used for financing activities                  (8,847)               (457)
                                                            ------------       -------------

Increase (decrease) in cash, including short-term
  investments                                                        149                (146)
Balance, beginning of period                                       1,216               1,005
                                                            ------------       -------------
Balance, end of period                                      $      1,365       $         859
                                                            ============       =============

Supplemental data:
Acquisition of business
  Fair value of assets acquired                             $      3,856       $           -
  Liabilities assumed                                       $      3,856       $           -



                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                     Additional
                                           Common     paid-in       Retained     Treasury
                                           stock      capital       earnings      stock        Total
                                          --------    --------      --------     --------     -------

Balance, June 30, 1998                    $ 18,528    $ 20,545      $ 72,074     $(22,183)    $ 88,964
Sale of 9,686 shares of treasury stock
    to employee benefit programs                 -           -             -           36           36
Purchase of 579,680 shares of treasury
    stock                                        -          10             -       (2,163)      (2,153)
Net loss for nine months ended
    March 31, 1999                               -           -       (13,088)           -      (13,088)
                                          --------    --------      --------     --------     --------
Balance, March 31, 1999                   $ 18,528    $ 20,555      $ 58,986     $(24,310)    $ 73,759
                                          ========    ========      ========     ========     ========




                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 1999 and June 30, 1998, and the results of operations and cash flows for the nine-month periods ended March 31, 1999 and March 31, 1998. The results of operations for the three and nine-month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1998 Form 10-K and Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at March 31, 1999 consisted of the following (in thousands):

              Merchandise held for sale                          $    26,739
              Raw materials and work-in-process                       10,405
                                                                 -----------
                                                                 $    37,144
                                                                 ===========

NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding.' Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common shares and potentially dilutive common shares outstanding during the period. For the three and nine-month periods ending March 31, 1999 and 1998, the number of weighted average shares and potentially dilutive common shares is as follows (in thousands):

                                                Three Months Ended      Nine Months Ended
                                                     March 31,               March 31,
                                               --------------------    --------------------
                                                  1999      1998         1999       1998
                                               ---------  ---------    ---------  ---------

    Weighted average shares - basic               12,052     12,649       12,236     12,657
    Potentially dilutive shares                        -          -            3          -
                                               ---------  ---------    ---------  ---------
    Total weighted average common and
      potentially dilutive shares - diluted       12,052     12,649       12,239     12,657
                                               =========  =========    =========  =========


NOTE 4 - SHARE REPURCHASE PROGRAM

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of March 31, 1999, the Company had repurchased approximately 519,000 shares for an aggregate purchase price of $1,937,000.

NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1999, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,772,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $86,000 and $270,000 for the three and nine-month periods ended March 31, 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

NOTE 6 - DIVESTITURE

In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan calls for all retail stores and related manufacturing operations to be closed by June 30, 1999.

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

Approximately $5,441,000 of the restructuring charge related to non-cash write-downs of assets to their estimated net realizable value, including $3,923,000 related to the write-down of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment all of which will be abandoned or sold), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represents an accrual for anticipated future cash outlays for lease obligations and other exit costs

As of March 31, 1999, sixty-one retail stores were closed and the lease agreements for forty-seven of these stores had been terminated through settlement, sub-let or assignment. Subsequent to March 31, 1999, thirty-six more stores and substantially all of the manufacturing operations have been closed, leaving only twenty-four stores remaining open as of the date of this filing.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the March 31, 1999 balance sheet (in thousands):

                                  December 31,        Cash          March 31,
                                      1998          Payments          1999
                                  ------------     ----------     ------------

              Lease obligations   $      2,346     $      186      $     2,160
              Other                        358             82              276
                                  ------------     ----------      -----------
                                  $      2,704     $      268      $     2,436
                                  ============     ==========      ===========

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

Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,961,000) for the operations to be divested are set forth below (in thousands):

                               Three months ended        Nine months ended
                                    March 31,                March 31,
                           -----------------------   -----------------------
                               1999        1998          1999        1998
                           ----------   ----------   ----------   ----------

Sales                      $   10,788   $   11,508   $   30,971   $   36,484
Operating income (loss)        (3,095)          63       (8,570)         569


NOTE 7 - CARGO FURNITURE AND ACCENTS

In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional capital to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. To date, Cargo has opened eight of the Cargo Collection Stores and seen promising results. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required additional capital to complete the conversion process.

In December, 1998, Cargo informed the Company that it was unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their term note agreement, and Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

On January 11, 1999, the Company was informed by Cargo's lender that Cargo had defaulted on its term note and that Cargo's lender required the Company to perform pursuant to its guaranty of the note. On February 1, 1999, the Company complied with the lender's request. As a result of this payment, the Company has the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. Accordingly, the Company began to consolidate the results of operations of Cargo effective February 1, 1999. Due to Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was unlikely. Loss provisions of $3,465,000 were included in selling, general and administrative expenses in the December 31, 1998 financial statements. The Company is currently in negotiations with Cargo to effect a foreclosure of its assets.



Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
             Results of Operations
             ---------------------

GENERAL
Tandycrafts, Inc. ("Tandycrafts" or the "Company") is a ''leading maker and marketer of consumer products for the home and office, including frames and wall decor, office supplies, leather and crafts, and novelties and gift products.
The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet. During the quarter ended December 31, 1998, the Company adopted a plan of closing its leather and crafts retail stores and related manufacturing operations. These divested operations comprise substantially all of the operations within the Company's Leather and Crafts operating division.

Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward-looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products and the successful development of new retail stores, the successful implementation of new information systems, the development of direct import programs and foreign manufacturing facilities, relationships with key customers, relationships with professional sports leagues and other licensors, the possibility of players' strikes in professional sports leagues, price fluctuations for commodities such as lumber, paper, leather and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, regulatory and trade environment, effects of Year 2000 issues and other factors or risks.

The following table presents selected financial data for each of the Company's three continuing product divisions and divested operations for the three and nine-month periods ended March 31, 1999 and 1998 (in thousands):

                                  Three Months Ended March 31,
                              -----------------------------------------
                                     1999                  1998            % Increase (Decrease)
                              -------------------  --------------------   ---------------------
                                         Operating            Operating               Operating
                                          Income                Income                  Income
                               Sales      (loss)     Sales      (loss)      Sales       (loss)
                              --------   -------   ---------   ---------  --------    ---------

Frames and Wall Decor         $ 22,772   $ 2,634   $  21,318   $   2,612       6.8%        0.8%
Office Supplies                 10,388       618       9,971         645       4.2        (4.2)
Novelties and Promotional        3,785      (305)      3,915      (1,018)     (3.3)       70.0
Cargo                            2,520      (101)          -           -     100.0      (100.0)
                              --------   -------   ---------   ---------   -------    --------
                                39,465     2,846      35,204       2,239      12.1        27.1
Divested operations             10,788    (3,173)     17,896        (480)    (39.7)     (561.0)
                              --------   -------   ---------   ---------   -------    --------
  Total operations, excluding
    corporate                 $ 50,253   $  (327)  $  53,100   $   1,759      (5.4)%    (118.6)%
                              ========   =======   =========   =========   =======    ========


                                  Nine  Months Ended March 31,
                              ------------------------------------------
                                     1999                  1998            % Increase (Decrease)
                              -------------------   --------------------   ---------------------
                                         Operating            Operating                Operating
                                          Income                Income                  Income
                               Sales      (loss)    Sales       (loss)       Sales      (loss)
                              --------   -------   ---------   ---------   --------   ----------

Frames and Wall Decor         $ 77,306   $ 9,979   $  74,484   $   9,495       3.8%        5.1%
Office Supplies                 31,232     1,548      30,238       1,557       3.3        (0.6)
Novelties and Promotional       12,142      (525)     16,016        (294)    (24.2)      (78.6)
Cargo                            2,520      (101)          -           -     100.0      (100.0)
                              --------   -------   ---------   ---------   -------    --------
                               123,200    10,901     120,738      10,758       2.0         1.3
Divested operations             30,971    (8,777)     60,958         871     (49.2)    (1107.7)
Restructuring charge                 -    (8,145)          -           -         -      (100.0)
                              --------   -------   ---------   ---------   -------    --------
  Total operations,
    excluding corporate       $154,171   $(6,021)  $ 181,696   $  11,629     (15.1)%    (151.8)%
                              ========   =======   =========   =========   ========   ========


RESULTS OF OPERATIONS
Consolidated net sales decreased $2,847,000, or 5.4%, and $27,525,000, or 15.1%, respectively, for the three and nine-month periods ended March 31, 1999, as compared to the same periods of the prior year. Excluding divested operations, consolidated net sales increased $4,261,000, or 12.1%, and $2,462,000, or 2.0%, respectively, for the three and nine-month periods ended March 31, 1999 compared to last year.

The Company experienced operating losses before corporate expenses of $327,000 and $6,021,000, respectively, for the three and nine-month periods ended March 31, 1999, compared to operating income of $1,759,000 and $11,629,000, respectively, for the same periods last year. Excluding divested operations and restructuring charges, operating income before corporate expenses increased $607,000, or 27.1%, and $143,000, or 1.3%, respectively, for the three and nine-month periods ended March 31, 1999, compared to the same periods of the previous year. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor
Net sales at the Frames and Wall Decor division increased $1,454,000, or 6.8%, and $2,822,000, or 3.8%, for the three and nine months ended March 31, 1999 compared to the same periods last year. The increase in sales during the current quarter compared to the prior year quarter is largely due to an increase in sales of plastic picture frames to existing customers, primarily in the mass merchandise channel. The sales increase for the nine-month period reflects an increase in the sales of the plastic picture frames combined with a year-to-date increase in sales of framed art to existing customers.

Operating income for the Frames and Wall Decor division was flat for the quarter ended March 31, 1999, but increased $484,000, or 5.1%, for the nine-month period, compared to same periods last year. For the nine-month period, gross margin as a percent of sales increased two percentage points due to improved operating efficiencies and decreases in raw materials prices from the prior year. Selling, General and Administrative ("SG&A") expenses increased $1,796,000, or 21.6%, over the nine months primarily due to increased marketing and product development costs related to the framed art program, as well as the increased costs associated with the Company's investment in a new frame manufacturing facility in Mexico. SG&A expenses as a percent of sales increased to 13.1% for the nine month period ended March 31, 1999 compared to 11.7% for the same period last year.

Several significant events occurred during the current quarter that have not yet impacted sales but should positively effect future sales growth and profitability of this division. During the quarter, the division became the exclusive supplier of framed art to a national retailer and secured the majority of all the framed art business at another large retailer. The Company continues to be committed to making strategic investments in the Frames & Wall Decor division, including increased sales and marketing efforts and increased production capacity. During the fourth quarter of fiscal 1999, further manufacturing capacity will be added for plastic frame manufacturing and the new manufacturing facility in Mexico will begin production of frames and framed art.

Office Supplies
Sav-On Office Supplies' net sales increased $417,000, or 4.2%, and $994,000, or 3.3%, respectively, for the three and nine-month periods ended March 31, 1999, compared to the same periods last year. Same store sales for the two periods of fiscal 1999 increased 4.1% and 1.2%, respectively. The same-store sales increase of the quarter was achieved despite larger competitors entering eleven Sav-On markets during the past twelve months, including four markets during the current quarter. Sales comparisons were positively impacted by four new stores that were opened during the first six months of fiscal 1998.

Sav-On's operating income decreased $27,000, or 4.2%, and $9,000, or 0.6%, for the three and nine-month periods ended March 31, 1999, compared to the same periods last year. Gross margin as a percent of sales decreased 0.5 points and
1.2 points, respectively, for the three and nine-month periods primarily due to increased competition and a change in sales mix, with lower-margin office equipment and promotional merchandise comprising a larger percentage of total sales. SG&A expenses increased $140,000, or 5.0%, and $70,000, or 1.1%, for the three and nine-month periods compared to the same periods of the prior year. SG&A expenses as a percent of sales decreased to 29.3% from 30.0% in the prior year nine month period.

Novelties and Promotional
Net sales for the Novelties and Promotional division decreased $130,000, or 3.3%, and $3,874,000, or 24.2%, respectively for the three and nine-month periods ended March 31, 1999, compared to the same periods last year. The year-to-date decrease in net sales primarily reflects a weaker market for sports-licensed novelty products, ""as well as a conscious effort to reposition this division's business to focus on larger customers.

The Novelties and Promotional division had operating losses of $305,000 and $525,000, respectively, for the three and nine month periods ended March 31, 1999 compared to losses of $1,018,000 and $294,000, respectively, for the same periods last year. Gross margin as a percent of sales for this division increased 9.7 percentage points for the three month period ended March 31, 1999, but this percentage was relatively flat for the year-to-date period then ended. SG&A expenses decreased $386,000 and $906,000, respectively, for the three and nine-month periods primarily due to a reduction in labor and administrative costs. Steps are being taken in the fourth quarter of fiscal 1999 to consolidate certain functions within this division to further reduce fixed costs.

Divested Operations
Divested operations at March 31, 1999 consist primarily of the leather and crafts retail stores and related manufacturing operations for which a plan of closure was approved in the second quarter of fiscal 1999. The sales and operating income for divested operations for the two periods ending March 31, 1998 also includes Joshua's Christian Stores which the Company sold effective May 31, 1998.

For the three and nine month periods ended March 31, 1999, net sales of the leather and crafts operations decreased $721,000, or 6.3%, and $5,513,000, or 15.1%, respectively. The leather and crafts operations had operating losses of $3,095,000 and $8,570,000, respectively, for the three and nine-month periods ended March 31, 1999 compared to operating income of $63,000 and $569,000, respectively, for the same periods of the prior year. Both periods of fiscal 1999 include a charge of $2,961,000 to write-down inventory of the leather operations to its estimated liquidation value.

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

As of March 31, 1999, sixty-one retail stores were closed and the lease agreements for forty-seven of these stores had been terminated through settlement, sub-let or assignment. Subsequent to March 31, 1999, thirty-six more stores and substantially all of the manufacturing operations have been closed, leaving only twenty-four stores remaining open as of the date of this filing.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the March 31, 1999 balance sheet (in thousands):

                                     December 31,        Cash         March 31,
                                        1998           Payments         1999
                                    -------------    ----------    ------------

              Lease obligations     $       2,346    $      186    $      2,160
              Other                           358            82             276
                                    -------------    ----------    ------------
                                    $       2,704    $      268    $      2,436
                                    =============    ==========    ============

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

Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,961,000) for the operations to be divested are set forth below (in thousands):

                          Three months ended        Nine months ended
                               March 31,                 March 31,
                        ----------------------    ----------------------
                           1999        1998          1999        1998
                        ----------  ----------    ----------  ----------

Sales                   $   10,788  $   11,508    $   30,971   $  36,484
Operating income (loss)     (3,095)         63        (8,570)        569


Cargo Furniture and Accents
In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional capital to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. To date, Cargo has opened eight of the Cargo Collection Stores and seen promising results. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required additional capital to complete the conversion process.

In December, 1998, Cargo informed the Company that it was unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their term note agreement, and Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

On January 11, 1999, the Company was informed by Cargo's lender that had Cargo defaulted on its term note and that Cargo's lender required the Company to perform pursuant to its guaranty of the note. On February 1, 1999, the Company complied with the lender's request. As a result of this payment, the Company has the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. Accordingly, the Company began to consolidate the results of operations of Cargo effective February 1, 1999. Due to Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was unlikely. Loss provisions of $3,465,000 were included in selling, general and administrative expenses during the quarter ended December 31, 1998. The Company is currently in negotiations with Cargo to effect a foreclosure of its assets. Once completed, the Company plans to execute Cargo's conversion plan for select stores to the Cargo Collection Store concept.

Selling, general and administrative expenses
Consolidated selling, general and administrative (SG&A) expenses were 30.0% and 31.5%, as a percent of sales, for the three and nine-month periods ended March 31, 1999, respectively, compared to 28.1% and 26.7% for the corresponding periods last year as a result of the decrease in consolidated sales. In total dollars, SG&A expenses increased $159,000, or 1.1%, for the three months ended March 31, 1999, but was essentially flat for the nine-month period ended March 31, 1999 compared to the corresponding periods last year.

Interest expense, net
Net interest expense decreased $324,000, or 38.5%, for the three-month period ended March 31, 1999, and $1,014,000, or 38.8%, for the nine-month period ended March 31, 1999 compared to the corresponding periods of the prior year. The decreases in interest expense are due primarily to lower average borrowings, as a result of the Company's efforts to reduce long-term debt, as well as $70,000 and $410,000 of interest income recognized during the three and nine-month periods ended March 31, 1999, respectively.

Depreciation and amortization
Consolidated depreciation and amortization decreased $137,000, or 10.9%, and $499,000, or 13.2%, for the three and nine-month periods ended March 31, 1999, respectively, compared to the corresponding periods last year. The decrease is primarily due to the divestiture of Joshua's during fiscal 1998.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity has been cash flows from operations and collection of a note receivable related to the sale of Joshua's Christian Stores. These funds have been used primarily for capital expenditures, to repurchase the Company's common stock and to reduce borrowings under the Company's revolving credit facility.

During the nine-months ended March 31, 1999, cash increased $149,000. Cash provided by operating activities of $7,162,000 primarily resulted from improved working capital management and profitability (net of non-cash write-downs). 'Cash provided by investing activities of $1,834,000 resulted primarily from the collection of a note receivable from the sale of Joshua's Christian Stores, partially offset by capital expenditures for property and equipment of $6,478,000 related primarily to additional capacity at Pinnacle Art & Frame and investments in information systems. Cash of approximately $8,847,000 was used by financing activities for repayments of borrowings under the Company's revolving credit facility and for repurchases of the Company's common stock.

Effective March 31, 1999, the Company entered into a new revolving credit facility with a group of banks. The new facility is a $45 million two-year revolving line of credit which is renewable annually. The terms of the new facility are essentially the same as the $50 million facility the Company had been operating under previously.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At March 31, 1999, the Company would have had to pay approximately $261,500 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through March 31, 1999, was $12,000,000.
The maximum amount of receivables that can be sold is seasonally adjusted. At March 31, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,772,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $86,000 and $270,000 for the three and nine-month periods ended March 31, 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2 million of the Company's outstanding common stock. As of March 31, 1999, the Company had repurchased approximately 519,000 shares for an aggregate purchase price of $1,937,000.

Cash of approximately $6,478,000 was used for capital expenditures during the nine-months ended March 31, 1999. Planned capital expenditures for the remainder of fiscal 1999 approximate $2,775,000 and are primarily targeted for investments in Pinnacle Art & Frame and investments in information systems. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

THE YEAR 2000

The Company has initiated a comprehensive project ("Year 2000 project") designed to minimize or eliminate business disruption caused by potential processing problems associated with the "Year 2000" issue. The Year 2000 project, which addresses both the Company's information technology ("IT") systems and non-IT systems, consists of three phases: identification and analysis, planning, and implementation and testing. The Company's Year 2000 project has used both internal and external resources.

The first phase of the Company's Year 2000 project involves identifying and analyzing the IT and non-IT systems that are susceptible to failures or processing errors as a result of Year 2000 issues. This phase consisted of the Company and its operating units identifying the systems that may require remediation or replacement. Through its systems requirements study, the Company believed that, with respect to IT systems, five should be remediated through replacement and three remediated through upgrades. With respect to non-IT systems, the Company believed that there was an insubstantial susceptibility to the Year 2000 issue. This phase has been completed.

The second phase of the Year 2000 project involves analyzing proposed remediations and planning how to implement such remediations. The Company then established priorities for remediation. This phase has been completed for IT systems.

The third phase of the Year 2000 project involves implementing and testing the proposed remediations. With regard to IT systems, as of May 1, 1999 four of the five replacements have been completed and the remaining one is in process. One upgrade has been completed, while the other two are in process. The Company's objective is to substantially complete the implementation and testing phase by June 30, 1999, although it is possible that further remediation efforts may be required thereafter to address Year 2000 issues discovered during testing.

Additionally, as part of its Year 2000 project, the Company has identified certain service providers, vendors, suppliers, and customers ("Key Partners") that it believes are critical to business operations after January 1, 2000. The Company initiated communications with such Key Partners in an attempt to reasonably ascertain their stage of Year 2000 readiness. The Company has received responses to approximately 75% of these questionnaires. The majority of such responses indicated that Key Partners had Year 2000 remediation programs and expected to be compliant by at least year end 1999. The Company has sent follow-up inquiries to the Key Partners who have not responded to the Company's questionnaire. The Company plans to continue assessment of Key Partners, which may include further communications, interviews and face-to-face meetings, as deemed appropriate. Despite the Company's efforts, there can be no guaranty that the systems of other companies which the Company relies upon to conduct its operations and business will be compliant.

In addition to the above measures, the Company is currently developing contingency plans intended to mitigate the possible disruption in business operations from the Year 2000 issue. The Company intends to continue to evaluate and modify contingency planning as additional information becomes available.

The Company estimates that the costs of the Year 2000 project will range from $2.2 million to $2.5 million. As of March 31, 1999, the Company had spent approximately $2.2 million. The cost estimates do not include any costs associated with the implementation of contingency plans and any potential costs related to any customer or other claims relating to the Year 2000 issue.

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

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of March 31, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at March 31, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.



                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits:

                 Exhibit 10.22     Revolving Credit Agreement dated
                                     March 31, 1999

                 Exhibit 27        Financial Data Schedule


          (b)    Reports on Form 8-K:

          The Company filed a Current Report on Form 8-K, dated March 8, 1999, which included the contents of a press leases announcing that the Company had sold Nocona Belt Company to M&F Western Products, Inc.

          The Company filed a Current Report on Form 8-K, dated April 23, 1999, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 1999.

          The Company filed a Current Report on Form 8-K, dated May 4, 1999, which included the contents of a press leases announcing that the Company had 'elevated James D. Allen to the position of executive vice president and chief operating officer. Tandycrafts also named Michael
          J. Murray as treasurer and Troy A. Huseman as controller.


                               TANDYCRAFTS, INC.

                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  May 14, 1999                       By:/s/Michael J. Walsh
                                             --------------------------
                                             Michael J. Walsh
                                             Chief Executive Officer,
                                             President and Director



Date:  May 14, 1999                       By:/s/James D. Allen
                                             --------------------------
                                             James D. Allen
                                             Executive Vice President and Chief
                                             Operating Officer
                                             (Chief Financial Officer)

Date:  May 14, 1999                       By:/s/Troy A. Huseman
                                             --------------------------
                                             Troy A. Huseman
                                             Assistant Vice President and
                                             Controller
                                             (Chief Accounting Officer)