Form 10-K
period 1999-06-30
TANDYCRAFTS INC
filed 1999-09-28
CIK 96294

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

   X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ---
        ACT OF 1934

                    For the fiscal year ended June 30, 1999

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ___
        EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
           Title of each class                          on which registered
----------------------------------------           ---------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of September 13, 1999, there were 12,083,618 shares of Common Stock, $1.00 par value, outstanding, and the aggregate market value of the Common Stock of Registrant held by non-affiliates was approximately $38.3 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                       Incorporated Document
     ---------------------                       ---------------------
           Part III                     Proxy Statement for 1999 Annual Meeting

                               TANDYCRAFTS, INC.
                                   Form 10-K

                                    PART I
                                    ------

Item 1.  Business
-------  --------

         Tandycrafts, Inc. ("Tandycrafts" or the "Company"), a Delaware corporation, was incorporated in June 1975 to operate the handicrafts segment previously operated by Tandy Corporation. The Company is a leading maker and marketer of consumer products, including frames and wall decor, office supplies, home furnishings and gift products. The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet. During the quarter ended December 31, 1998, the Company adopted a plan of closing its leather and crafts retail stores and related manufacturing operations which comprised substantially all of the operations within the Company's Leather and Crafts operating division.

Frames and Wall Decor
---------------------

         The Frames and Wall Decor division, comprised of Pinnacle Art & Frame, accounted for 60.0%, 60.0% and 57.8% of the total consolidated net sales, excluding divested operations, of the Company for fiscal years 1999, 1998 and 1997, respectively. During fiscal 1999, 1998 and 1997, the Frames and Wall Decor division had net sales of $34,719,000, $37,118,000 and $29,966,000, respectively, to one group of customers under common control. This division also had sales in fiscal 1999 and 1998 of $20,128,000 and $23,492,000, respectively, to another group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue.

         Pinnacle Art & Frame manufactures and distributes a broad range of picture frames, framed art and mirrors under the Magee Company, Impulse Designs and Hermitage Fine Arts brands. The division has manufacturing operations in Pocahontas and Piggott, Arkansas; Van Nuys, California and a new facility in Durango, Mexico. The facility in Van Nuys is expected to be closed on or about March 31, 2000, with all production from that facility moving to the Durango, Mexico facility. The facilities in Pocahontas and Piggott, Arkansas, produce over 29 million frames annually. The Magee brand is widely recognized for manufacturing low-cost frames out of oak, pine, ash and poplar and in recent years has expanded its production capacity for metal frames and developed a new line of extruded plastic frames. Impulse Designs is a manufacturer of framed art for the mass market. Impulse has achieved a national following by introducing the works of well-known artists at popular price points. Magee and Impulse's products are sold in the United States and Canada by national account sales representatives, selling primarily to mass-merchandise retail chains, drug and grocery retail chains, department stores, general houseware merchants and specialty frame outlets. Hermitage Fine Arts produces and distributes upscale frames and framed art which is sold primarily through home furnishings specialty retailers. Pinnacle Art & Frames' revenues have historically been seasonal with a higher percentage of their sales generated during the second fiscal quarter.

Office Supplies
---------------

         The Office Supplies division of the Company, comprised of Sav-On Office Supplies ("Sav-On"), accounted for 24.8%, 24.7% and 24.2% of the total consolidated net sales, excluding divested operations, of the Company for fiscal years 1999, 1998 and 1997, respectively. Sav-On sells office supplies from 41 company-owned and operated specialty retail stores which average approximately 6,500 square feet. Sav-On stores are smaller store footprints than its larger depot or warehouse-style competitors and are primarily located in neighborhood strip centers. During fiscal 1999, Sav-On opened one new store and closed one store. Sav-On's stores are located in eleven states. Sav-On stores carry approximately 5,500 products, with an additional 25,000 products available via its catalog and Internet shopping programs. Sav-On's products consist primarily of office and school supplies and are purchased from a variety of suppliers. The primary customers for Sav-On are small business owners, students and homeowners.

Home Furnishings
----------------

     The Home Furnishings division, comprised of Cargo Furniture, Inc. ("Cargo"), was acquired in June 1999 and accounted for 3.8% of the total consolidated net sales, excluding divested operations, of the Company during fiscal year 1999. Cargo is a leading maker and marketer of children's and casual furniture and accessories. Cargo branded products are sold through a chain of 22 retail stores, located mostly in the Southwestern and Mid-Atlantic U.S. regions. Cargo products are also sold via a national network of 120 furniture dealers, through commercial sales channels to camps, colleges and institutions, and direct to consumers via toll-free ordering and the Internet.

     In October 1998, the Company was informed that Cargo, a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional capital to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. At that time, Cargo had opened eight of the Cargo Collection Stores and seen promising results. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required additional capital to complete the conversion process.

     In December 1998, Cargo informed the Company that it was unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their bank term note agreement, and that Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

     On January 11, 1999, the Company was informed by Cargo's lender that Cargo had defaulted on its term note and that Cargo's lender required the Company to perform pursuant to its guaranty of the note. On February 1, 1999, the Company complied with the lender's request.

     As a result of making the guaranty payment, the Company had the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. Accordingly, the Company began to consolidate the results of operations of Cargo effective February 1, 1999. On June 11, 1999, the Company completed the foreclosure of Cargo and acquired 100% ownership.

Gifts
-----

     The Gifts division is comprised of sales, marketing, manufacturing and distribution operations for products ranging from stationery, apparel, novelty and promotional items. The Gift division's product lines are marketed by Licensed Lifestyles, J-Mar Associates and Rivertown Button Company. This division accounted for 11.4%, 15.2% and 18.0% of the total consolidated net sales, excluding divested operations, of the Company for fiscal years 1999, 1998 and 1997, respectively.

     Licensed Lifestyles was formed through the consolidation of TAG Express, College Flags and Birdlegs. TAG Express distributes products such as auto tags, bumper stickers, key tags, decals, light switch covers, door knob hangers, luggage tags, automobile flags, wind socks and pennants featuring logos from leading professional and collegiate sports teams. TAG Express has licenses with the NFL, NBA, NHL, Major League Baseball, U.S. Soccer League and all major colleges. The automobile flags, wind socks and pennants are manufactured by TAG Express in Lancaster, South Carolina. Birdlegs is a producer of screen-printed souvenir activewear including T-shirts, sweatshirts, cover-ups and tank tops. Licensed Lifestyles sells its products through its own direct sales force and a network of independent sales representatives, distributors, and in-house telemarketing personnel.

     J-Mar Associates is a producer and wholesale distributor of paper products, general consumer and inspirational gifts, both domestically and internationally. Traditionally, J-Mar's customer base was primarily comprised of over 5,700 Christian retail gift and book stores; however, with the development of its new By the Way collection of gifts, J-Mar is targeting the mainstream gift and specialty store market. J-Mar's products are primarily sold through its telemarketing and direct sales force.

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

Seasonality
-----------

     The Company's operating results are subject to seasonal variation. Historically, the Company has realized a larger proportion of its sales and operating income in its second fiscal quarter (the quarter ended December 31); however, due to the divestitures of the Joshua's Christian Stores and Tandy Leather retail operations, this seasonal variation will be less significant in future years. Cash also increases in December through March due to the increase in sales during the December quarter and the subsequent collection of receivables related to those sales.

Competitive Conditions
----------------------

     The picture frames and framed art sold by Pinnacle Art & Frame are readily available from other suppliers who compete actively for sales. Sav-On Office Supplies' line of office supplies competes vigorously for sales with other nationally-known brand names that are marketed by mass merchants, department stores, larger national office supply retail chains and local specialty stores. Cargo Furniture competes for sales with other nationally-known brand names that are marketed by department stores, chain stores and specialty stores. The products sold by the Gifts division are readily available from other suppliers who compete actively for sales.

Environmental Affairs
---------------------

     Compliance by the Company with federal, state and local environmental protection laws have not had, and are not expected to have, a material effect upon capital expenditures, earnings or the competitive position of the Company. However, the Company has been notified about a potential environmental issue regarding a property which was owned by the Company for four months in 1975. The Company has asserted defenses to this claim and will vigorously defend the claim. At any rate, based on present information, the Company believes that its potential liability would not materially affect it future operating results.

Foreign Operations and Export Sales
-----------------------------------

     A small amount of products manufactured by the Company is exported to independent distributors and other customers in foreign nations. The combined export operations contributed less than 10% of consolidated revenue and/or income and utilized less than 10% of the consolidated assets of Tandycrafts, Inc. for each of the last three fiscal years. During fiscal 1999, the Company built and started production in a state-of-the-art, 150,000-square-foot frame manufacturing facility in Durango, Mexico. Products manufactured by this subsidiary will be sold by Pinnacle Art & Frame through its normal sales channels.

Employees
---------

         The Company has approximately 2,200 employees, including part-time and temporary employees. Tandycrafts, Inc. sponsors an employees' retirement savings (401-K) plan, which is coupled with a employee stock ownership plan in which eligible employees and officers may participate. The Company is not a party to any union contract and considers its relations with its employees to be very good.

Item 2.  Properties
-------  ----------

         The Company owns certain buildings which it uses for offices, manufacturing and warehousing. The Company also leases a significant amount of retail store and factory space. The total space owned and leased is as follows:

                                           Approximate Square Footage
                                       -------------------------------
                                         Owned      Leased     Total
                                       ---------- ---------  ---------

  Warehouse and Office                    569,250   281,150    850,400
  Retail                                    4,750   385,496    390,246
  Factory                                 350,000   110,000    460,000
                                       ---------- ---------  ---------
     Totals                               924,000   776,646  1,700,646
                                       ========== =========  =========

         The warehouse, office and factory space is located approximately 28% in Fort Worth, Texas, 38% at three locations in Arkansas (Frames and Wall Decor), 13% at one location in California (Frames and Wall Decor), 12% at one location in Durango, Mexico (Frames and Wall Decor), 2% at one other location in Texas (Gifts), with the remaining 7% located in Georgia and South Carolina (Gifts). The leased retail stores are generally small outlets and are located throughout 14 states of the United States.

         For additional lease information see Note 11 of Notes to Consolidated Financial Statements, which is set forth in Item 8 herein.

Item 3.  Legal Proceedings
-------  -----------------

         The Company is not involved in any legal proceeding required to be disclosed pursuant to Item 103 of Regulation S-K, and no such proceeding was terminated during the fourth quarter of the 1999 fiscal year.


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     There were no matters submitted to a vote of security holders during the fourth quarter of the 1999 fiscal year.

Executive Officers of the Registrant
------------------------------------

     The following table sets forth certain information concerning the executive officers of the Company.

                          Position and Business Experience        Served as
Name and Age                    During Past Five Years           Officer Since
------------            -------------------------------------   ---------------
Michael J. Walsh, 58    President and Chief Executive                1983
                        Officer since  April 1996. Executive
                        Vice President and Chief Financial
                        Officer from August 1992 to April 1996.
                        Vice President from 1986 to August 1992.
                        General Counsel and Secretary from 1983
                        to 1996.

James D. Allen, 39      Chief Operating Officer since May 1999,      1993
                        Executive Vice President and Chief
                        Financial Officer since July 1996.
                        Vice President from November 1993 to
                        July 1996. Director of Special Projects
                        from May 1993 to November 1993.  Prior
                        to May 1993, Mr. Allen was a Senior
                        Manager in the accounting firm of
                        Price Waterhouse LLP.

Leo C. Taylor, 37       Vice President of Taxation, Risk             1996
                        Management and Human Resources since
                        November 1996. Director of Tax
                        Administration from February 1994 to
                        November 1996. Prior to February 1994,
                        Mr. Taylor was a Manager in the
                        accounting firm of Price Waterhouse LLP.

Russell L. Price, 34    Vice President - General Counsel and         1996
                        Secretary since November 1996. Counsel
                        from March 1994 to November 1996. Prior to
                        March 1994, Mr. Price was an associate at
                        the law firm of Hughes & Luce, LLP.

Troy A. Huseman, 31     Controller since December 1998. Director     1999
                        of Financial Reporting and Planning from
                        June 1996 to December 1998. Prior to June
                        1996, Mr. Huseman was with the accounting
                        firm of Price Waterhouse LLP.

     None of the above officers are related by birth, adoption or marriage. All officers are elected annually by the Board of Directors to serve for the ensuing year.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         -----------------------------------------------------------------
Matters
-------

Price Range of Common Stock
(Quoted by quarter for the two most recent fiscal years.)

                        High        Low                      High      Low
                        ----        ---                      ----      ---
         Sept. 1997    $  5.00    $   4.31    Sept. 1998   $  4.94   $   2.63
          Dec. 1997    $  4.75    $   3.63     Dec. 1998   $  3.94   $   3.00
         March 1998    $  5.50    $   4.13    March 1999   $  3.75   $   1.88
          June 1998    $  5.94    $   4.69     June 1999   $  3.63   $   2.00


         The principal market for the Company's common stock is the New York Stock Exchange. As of September 13, 1999, there were approximately 6,500 shareholders of record of the Company's common stock.

         The Company's present policy is to retain earnings for the foreseeable future for use in the Company's business and the financing of its growth. The Company did not pay any cash dividends on its common stock during fiscal 1999 and 1998. The Company's revolving credit agreement contains provisions specifying limitations on the amount of cash payments and distributions which may be paid by the Company, including cash dividends and purchases of treasury stock.

Item 6.  Selected Financial Data

Selected Financial Data (Unaudited)
(in thousands, except per share amounts)

                                                        1999          1998           1997          1996          1995
                                                     -----------   -----------    -----------   -----------   -----------
Net sales........................................    $   194,698   $   232,495    $   244,924   $   254,284   $   256,523
Restructuring charge.............................    $     8,145   $         -    $         -   $    12,235   $         -
Impairment of long-lived assets..................    $     9,522   $         -    $         -   $         -   $         -
Operating income (loss)..........................    $   (30,939)  $    10,378    $        40   $   (11,811)  $    11,860
Income (loss) before income taxes................    $   (33,112)  $     7,119    $    (3,045)  $   (15,883)  $     8,027
Net income (loss)................................    $   (23,833)  $     4,617    $    (1,918)  $   (10,709)  $     5,217
Net income (loss) per common share ..............    $     (1.96)  $       .37    $      (.15)  $      (.89)  $       .46
Weighted average shares outstanding .............         12,182        12,645         12,423        11,983        11,434
Net income (loss) as percent of net sales........          (12.2%)         2.0%          (0.8%)        (4.2%)         2.0%
Net income (loss) as percent of beginning equity.          (26.8%)         5.5%          (2.3%)       (11.8%)         6.6%
Current assets...................................    $    63,541   $    83,077    $    90,017   $    99,771   $   101,980
Current liabilities..............................    $    28,455   $    24,675    $    28,961   $    33,751   $    27,113
Working capital..................................    $    35,086   $    58,402    $    61,056   $    66,020   $    74,867
Current ratio....................................       2.2 to 1      3.4 to 1       3.1 to 1      3.0 to 1      3.8 to 1
Total assets.....................................    $   123,051   $   150,691    $   156,529   $   168,579   $   178,803
Net property and equipment.......................    $    29,560   $    22,886    $    25,505   $    26,783   $    28,707
Long-term liabilities............................    $    31,671   $    37,052    $    43,294   $    51,230   $    61,029
Retained earnings................................    $    48,241   $    72,074    $    67,457   $    69,375   $    80,084
Total stockholders' equity.......................    $    62,925   $    88,964    $    84,274   $    83,598   $    90,661
Common shares outstanding .......................         12,011        12,611         12,598        12,178        11,717
Stockholders' equity per common share ...........    $      5.24   $      7.05    $      6.69   $      6.86   $      7.75

There have been no cash dividends declared or paid by the Company.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
of Operations
-------------

     Tandycrafts, Inc. ("Tandycrafts" or the "Company") is a leading maker and marketer of consumer products, including frames and wall decor, office supplies, home furnishings and gift products. The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet.

     The Company is organized into four product related operating divisions:
Frames and Wall Decor, Office Supplies, Gifts and Home Furnishings. The Tandy Leather retail stores and manufacturing operations were closed during fiscal year 1999. Joshua's Christian Stores, a retail chain of Christian bookstores, was sold by the Company in May 1998.

     Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products, the successful transition of the Company's framed art manufacturing from Van Nuys, California to Durango, Mexico, the successful transition of framed art distribution and administration from Van Nuys, California to Fort Worth, Texas, the successful implementation of new information systems, the continued development of direct import programs, relationships with key customers, impact of the Year 2000, relationships with professional sports leagues and other licensors, the possibilities of work stoppages in professional sports leagues, price fluctuations of lumber, paper and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, inflation levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, and regulatory and trade environmental conditions.

Results of Operations

     The following tables present selected financial data for each of the Company's four product divisions for the years ended June 30, 1999, 1998 and 1997:


Fiscal Years Ended June 30, 1999 and 1998
(Dollars in Thousands)

                                                   1999                     1998           Increase (Decrease)
                                             -------------------   ---------------------  --------------------
                                                      Operating                Operating
                                                       Income                   Income              Operating
       Divisions                               Sales    (Loss)       Sales      (Loss)     Sales     Income
----------------------------                 ---------  --------   --------    -------   --------   ----------
Frames and Wall Decor                        $ 95,958   $ 12,128   $ 93,509    $11,784       2.6%         2.9%
Office Supplies                                39,562      1,933     38,460      1,878       2.9%         2.9%
Home Furnishings                                6,036       (602)         -          -     100.0%      (100.0%)
Gifts                                          18,268    (12,329)    23,684       (110)    (22.9%)   (11108.2%)
                                             --------   --------   --------    -------   --------   ----------
                                              159,824      1,130    155,653     13,552       2.7%       (91.7%)
Divested operations                            34,874    (12,169)    76,842        163     (54.6%)    (7565.6%)
Restructuring charge                                -     (8,145)         -          -         -       (100.0%)
                                             --------   --------   --------    -------   --------   ----------
Total operations, excluding
    corporate                                $194,698   $(19,184)  $232,495    $13,715     (16.3%)     (239.9%)
                                             ========   ========   ========    =======   ========   ==========

Fiscal Years Ended June 30, 1998 and 1997
(Dollars in Thousands)

                                                     1998                 1997            Increase (Decrease)
                                             -------------------   ---------------------  --------------------
                                                       Operating               Operating
                                                        Income                  Income               Operating
   Divisions                                  Sales     (Loss)       Sales      (Loss)    Sales       Income
-----------------------------                --------  ---------   --------    -------    ------    ----------
Frames and Wall Decor                        $ 93,509   $ 11,784   $ 85,091    $11,590       9.9%         1.7%
Office Supplies                                38,460      1,878     35,600      2,440       8.0%       (23.0%)
Gifts                                          23,684       (110)    26,431       (399)    (10.4%)       72.4%
                                             --------   --------   --------    -------    -------   ----------
                                              155,653     13,552    147,122     13,631       5.8%        (0.6%)
Divested operations                            76,842        163     97,802     (7,403)    (21.4%)      102.2%
                                             --------   --------   --------    -------    -------   ----------
Total operations, excluding
       Corporate                             $232,495   $ 13,715   $244,924    $ 6,228      (5.1%)      120.2%
                                             ========   ========   ========    =======     ======   ==========

FISCAL YEARS ENDED JUNE 30, 1999 AND 1998

     In fiscal 1999 consolidated net sales decreased $37,797,000, or 16.3%, compared to fiscal 1998. Excluding divested operations, net sales increased $4,171,000, or 2.7%, compared to the prior year. The sales increase can be attributed to the Company's consolidation of Cargo Furniture and Accents ("Cargo") in February 1999 and sales increases at the Frames and Wall Decor and Office Supplies divisions, partially offset by declines in the Gifts division. The Company suffered an operating loss for the year primarily as a result of the closure of the Tandy Leather retail stores and manufacturing operations, poor performance of the licensed product line of the Gift division including impairment losses recognized for certain long-lived assets, and performance under the Cargo bank debt guarantee. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor

     Net sales for the Frames and Wall Decor division, which operates under the Pinnacle Art & Frame name, increased 2.6% during fiscal 1999. The sales growth can be attributed to solid market acceptance of Pinnacle's new plastic frames and an increase in mirror sales. Partially offsetting these increases was a decline in sales of framed art caused by a large framed art customer changing their framed art program from an everyday item to a promotional item. Looking forward, we expect sales improvements to continue in the plastic products and a rebound in framed art sales based on expected increases with existing customers and the exit of a major competitor in the framed art market during fiscal 1999.

     Pinnacle's operating income increased by $344,000 during fiscal 1999 and maintained the 12.6% operating margin of net sales achieved in fiscal 1998. The increase in operating income results from the sales increase as well as improved gross margins. Gross margin as a percentage of sales improved by 2.0% because of lower lumber prices in the current year and improved manufacturing efficiencies. Selling, general and administrative ("SG&A") expenses as a percentage of sales increased by 2.0% as a result of start up expenses associated with the new production facility in Mexico, increased expenditures in marketing and product development and expansion of the sales and service organization to support the growth in business with major customers. We project Pinnacle's profitability to be negatively impacted in fiscal 2000 by the direct costs associated with the relocation of framed art production from California to Mexico and the excess capacity which will be experienced while operating both the California and Mexico plants during the transition period. We plan to have the transition substantially complete by March 31, 2000 and expect operating margins to begin improving in late fiscal 2000.

Office Supplies

     Net sales of the Office Supplies division, which is comprised of the 41-store Sav-On Office Supplies chain, increased 2.9% in fiscal 1999. The sales increase resulted from a 1% increase in same-store sales and a 41.3% increase in sales at non-comparable stores. Competition continued to impact sales growth as 12 stores saw their first or second large competitor enter their market during fiscal 1999. Historically, Sav-On stores are significantly impacted the first twelve to fifteen months after a large competitor enters a market; however, after the second year, stores typically begin producing sales gains. As all but five of Sav-On's stores face at least one and many face two major competitors, Sav-On's exposure to competitive invasions has lessened.

     Sav-On's operating income was up slightly from the prior year. Gross margins fell slightly during fiscal 1999 primarily as a result of stronger back to school promotions and competitive pricing pressures. Partially offsetting these declines in margin was the impact of a new direct import program which showed promising initial results in fiscal 1999. SG&A expenses increased by $114,000 but decreased slightly as a percent of sales as a result of more efficient advertising programs and more efficient labor scheduling. Management plans to expand the direct import program in fiscal 2000 in response to continued competitive price pressures.

Gifts

     Sales for the Gifts division, comprised of Licensed Lifestyles, Inc., Rivertown Button Company and J-Mar Associates, decreased $5,416,000, or 22.9%, from fiscal 1998. $5,040,000 of the decline is attributable to sales losses of licensed products. Management has continued to see weak demand for licensed products, especially for sports licensed products which have historically represented the vast majority of Licensed Lifestyles' sales. In addition to the general soft market for licensed goods, Licensed Lifestyles' traditional customer base of sporting goods retailers continued its trend of consolidation or elimination in fiscal 1999 negatively impacting sales. Sales at J-Mar were also down as a result of new product introductions in fiscal 1999 occurring late in the fiscal year; whereas, the fiscal 1998 new products were introduced in the beginning of that fiscal year. We expect the Gifts division to introduce a number of new non-licensed products in fiscal 2000 which should contribute to a change in the sales trend of this division; however, as the demand for licensed products will likely remain soft, sales may remain flat or decline in fiscal 2000.

     The Gifts division had an operating loss of $12,329,000 in fiscal 1999 versus a loss of $110,000 in the prior year. The 1999 loss is comprised of an impairment of long-lived assets loss of $9,522,000, discussed below, and a loss from operations of $2,807,000. The operating loss can be primarily attributed to a write-down of inventory, a decrease in sales and increased product development costs. During fiscal 1999, Licensed Lifestyles recognized a $1,680,000 loss related to the write-down of certain inventory items to their net realizable values. This write-down was primarily triggered by management's decision to discontinue several underperforming licensed product lines within the division resulting from continued softness in licensed product sales.

     As a result of three consecutive years of operating losses and declining sales, as well as the recent industry-wide weakening of licensed product sales, the Company performed an analysis of the recoverability of the net book value of the long-lived assets of Licensed Lifestyles, Inc., its wholly-owned licensed products subsidiary. Through this assessment, management determined that the expected future cash flows (undiscounted and before interest) from these assets were less than their net book value. These long-lived assets were then written-down to their estimated fair value based upon a valuation analysis performed by an independent third party valuation firm, resulting in an impairment loss of $9,522,000. Approximately, $9,048,000 of this charge related to the write-down of goodwill and $474,000 related to the write-down of property, plant and equipment.

     Despite the losses sustained in fiscal 1999, this division's new management team made significant progress in reducing the level of SG&A expenses and improving operational controls and buying practices. As such, despite the uncertain sales levels of fiscal 2000, management expects this division's operating income performance to improve in fiscal 2000.

Home Furnishings

     In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional capital to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. At that time, Cargo had opened eight of the Cargo Collection Stores and seen promising results. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required additional capital to complete the conversion process.

     In December 1998, Cargo informed the Company that it was unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their bank term note agreement, and that Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

     On January 11, 1999, the Company was informed by Cargo's lender that Cargo had defaulted on its term note and that Cargo's lender required the Company to perform pursuant to its guaranty of the note. On February 1, 1999, the Company complied with the lender's request. As a result of Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was not probable. Consequently, loss provisions of $3,465,000 were recorded during the quarter ended December 31, 1998 and are included in selling, general and administrative expenses.

     As a result of making the guaranty payment, the Company had the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. Accordingly, the Company began to consolidate the results of operations of Cargo effective February 1, 1999, recording its assets and liabilities at their estimated fair market value at that date. On June 11, 1999, the Company completed the foreclosure of Cargo and acquired ownership.

     During the last five months of fiscal 1999 while the Company was consolidating Cargo in its financial statements, Cargo had sales of $6,036,000 and incurred an operating loss of $602,000. The majority of the loss is due to transaction related costs and continued poor performance of the mall-based stores. In fiscal 2000, the Company intends to convert the remaining mall-based stores to the new Collection format. In addition, the product distribution and delivery processes have been re-engineered resulting in a more cost effective distribution system which should yield favorable results in fiscal 2000.

Divested Operations

     Divested operations in fiscal 1999 consist primarily of the leather and crafts retail stores and related manufacturing operations for which a plan of closure was approved in the second quarter of fiscal 1999. The sales and operating income for divested operations for fiscal 1998 also includes Joshua's Christian Stores, which the Company sold effective May 31, 1998.

     In fiscal 1999, net sales of the leather and crafts operations decreased $12,579,000 or 26.5%. The leather and crafts operations had an operating loss before a restructuring charge of $11,962,000 compared to operating income of $150,000 for the prior year. Fiscal 1999 includes a charge of $2,458,000 to write-down inventory of the leather operations to its estimated liquidation value. In fiscal 1998, Joshua's Christian stores had sales of $29,388,000 and operating income of $13,000 prior to the May 1998 sale.

Restructuring Charges

     In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan was substantially complete and all retail stores were closed as of June 30, 1999.

     As a result of this plan, the Company recorded charges totaling $11,106,000 during the quarter ended December 31, 1998. Approximately $2,960,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of sales on the accompanying consolidated statements of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidation sales, $503,000 of the inventory write-down was reversed and credited to cost of sales. Approximately $8,145,000 of the charges related to the write-down of non-inventory assets and anticipated future cash outlays and is classified as restructuring charge in the accompanying consolidated statements of operations.

     Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represents an accrual for anticipated future cash outlays for lease obligations and other related exit costs.

     As of June 30, 1999, the lease agreements for 105 stores had been terminated through settlement, sub-let or assignment. Subsequent to June 30, 1999, six more leases have been settled. All of the manufacturing operations have been closed.

     The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the June 30, 1999 balance sheet (in thousands) :

                                 December 31,       Cash        June 30,
                                   1998           Payments        1999
                                ------------   ------------    ---------
          Lease obligations     $      2,346   $      1,881    $     465
          Other                          358            227          131
                                ------------   ------------    ---------
                                $      2,704   $      2,108      $   596
                                ============   ============    =========

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

     Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,458,000) for the divested operations were $34,874,000 and $11,962,000, respectively, for the fiscal year ended June 30, 1999 compared to revenues and operating income of $47,454,000 and $150,000, respectively, in fiscal 1998 and $53,413,000 and $530,000, respectively, for fiscal 1997.

Selling, General & Administrative Expenses

     SG&A expenses increased by $936,000 in fiscal 1999 from fiscal 1998. As a percentage of sales, SG&A increased from 27.2% to 32.9%. The increase is a result of the costs associated with the closure of Tandy Leather's retail stores and manufacturing operations and losses recognized under the performance of the Cargo bank debt guarantee.

Net Interest Expense

     Net interest expense decreased $1,086,000, or 33.3%, in fiscal 1999 compared to the prior year. The decrease in net interest expense is due primarily to lower average borrowings, as a result of the Company's efforts to reduce long-term debt, as well as $416,000 of interest income recognized during the year related to the note received for the sale of Joshua's.

Depreciation and Amortization

     Consolidated depreciation and amortization decreased $501,000, or 10.4%, in fiscal 1999 compared to the prior year. The decrease is primarily due to the divestiture of Joshua's at the end of fiscal 1998.

Provision for Income Taxes

     The Company recognized a tax benefit in fiscal 1999 of $9,279,000 compared to expense of $2,502,000 in fiscal 1998. The effective tax rate for fiscal 1999 was 28% and differs from the statutory rate as a result of the write-off of non-deductible goodwill. As of June 30, 1999, the Company has total tax loss carry-forwards of $7,012,000. The Company believes that future pre-tax income during the carryforward period will be sufficient to utilize the federal loss carryforwards; however, a valuation allowance of $2,016,000 has been provided for a portion of the state loss carryforwards.

FISCAL YEARS ENDED JUNE 30, 1998 AND 1997

     For fiscal 1998, consolidated net sales decreased $12,429,000, or 5.1%, compared to fiscal 1997. Excluding divested operations, net sales increased $8,531,000, or 5.8%, compared to the prior year. Total operating income before corporate expenses increased $7,487,000, or 120.2%, from fiscal 1997. Excluding divested operations, operating income decreased $79,000, or 0.6%, compared to the prior year. Discussions relative to each of the Company's product divisions are set forth below.

Frames and Wall Decor

     Net sales for the Frames and Wall Decor division, comprised of Pinnacle Art & Frame, increased 9.9% compared to the prior year. Sales of picture frames increased $5,680,000, or 10.1%, while sales of framed art increased $2,738,000, or 9.4%. These sales increases are due to the addition of new customers and increased sales to existing customers.

     Operating income for this division increased 1.7% compared to the prior year. Gross profit as a percent of sales decreased slightly from the prior year primarily due to manufacturing inefficiencies and overtime incurred during the first half of fiscal 1998 and to increased allowances granted to customers. However, gross profit dollars for the division increased 2.2% reflecting the increased sales levels achieved in fiscal 1998. SG&A expenses increased 3.2% over the prior year primarily due to developing a new service organization in 1998 to service major customers. SG&A expenses as a percent of sales decreased less than one percent in fiscal 1998 due to the increase in sales.

Office Supplies

     The Office Supplies division, comprised of the Sav-On Office Supplies chain, achieved an 8.0% increase in net sales over fiscal 1997 due to six stores opened since May 1997 and to same-store sales increases of 3.2%. The same-store sales increase in fiscal 1998 was achieved despite large format competitors entering seventeen of Sav-On's markets during the last nineteen months. Historically, sales at Sav-On stores are significantly impacted the first twelve to fifteen months after a large competitor enters a market; however, after the second year, the store typically begins producing sales gains once again.

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

Gifts

     Sales for the Gifts division, comprised of Licensed Lifestyles, Inc., J-Mar Associates and Rivertown Button Company, decreased 10.4% compared to the prior year. This decrease reflects an overall weaker demand for sports licensed products in fiscal 1998, specifically a weak "hot market" for Super Bowl and NHL playoff merchandise compared to the prior year, and the discontinuance of an unprofitable line of business at Licensed Lifestyles.

     This division had an operating loss of $110,000 in fiscal 1998 compared to a loss of $399,000 in the prior year. Gross profit as a percent of sales decreased in fiscal 1998; and, gross profit dollars decreased further as a result of the decrease in sales. SG&A expenses decreased reflecting the results of consolidation and expense reduction efforts within this division. Management strengthened the operating management in this division late in fiscal 1998.

Divested Operations

     Divested operations in fiscal 1998 consists primarily of the leather and craft retail stores and related manufacturing operations and Joshua's Christian Stores. The sales and operating income for divested operations for fiscal 1997 also includes Cargo which the Company sold effective January 27, 1997.

     Net sales for the leather and crafts operations decreased 11.2% in fiscal 1998 compared to the prior year. Retail store sales declined 7.7% primarily due to the closing of 38 unprofitable stores during fiscal 1998. Same-store sales were essentially unchanged, decreasing 0.5% for the year. Sales decreased 21.8% at the wholesale operations of Tandy Leather due primarily to the discontinuance of an unprofitable line of business in early fiscal 1998 and to an overall downturn in the Western apparel market.

     Operating income for the leather and crafts operations decreased 71.7% compared to the prior year due to the decrease in sales. Gross profit as a percent of sales increased slightly for the year; however, gross profit dollars decreased significantly due to the decrease in sales. SG&A expenses decreased 7.9%, reflecting decreases in advertising, labor and occupancy expenses attributable to the closing of 38 unprofitable stores during the year. SG&A expenses as a percentage of sales increased compared to the prior year due to a greater decrease in sales relative to the decrease in SG&A expenses.

Sale of Joshua's Christian Stores

     The Company sold Joshua's Christian Stores effective May 31, 1998 to Family Christian Stores for consideration totaling approximately $11,500,000, with approximately $2,900,000 paid in cash at the time of closing and approximately $8,600,000 in a note receivable. The note bears interest at a rate of 7.25% and was payable in three installments on December 31 of the years 1998, 1999 and 2000. As of June 30, 1999, this note had been received in full. The sale of this business resulted in a pretax loss of $623,000, comprised primarily of transaction related costs.

Selling, general and administrative expenses

     Consolidated selling, general and administrative expenses as a percentage of sales were 27.2% for fiscal 1998 compared to 32.3% for fiscal 1997. In total dollars, selling, general and administrative expenses decreased $16,003,000, or 20.2%, for fiscal 1998 when compared to the previous year. The decrease in expenses is a result of decreased operating expenses of the leather and crafts operations and the Gifts division, decreased corporate administrative expenses and decreased expenses related to businesses sold during 1998 and 1997.

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

Provision for income taxes

     The Company recognized a tax expense of $2,502,000 in fiscal 1998 and a tax benefit of $1,127,000 in fiscal 1997. The effective income tax rate for fiscal 1998 was 35.1% compared to 37.0% for the prior year. The decrease in the effective income tax rate is a result of permanent differences created in fiscal 1997 through the charitable contribution of certain inventory.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been cash flows from operations and the proceeds from the sale of Joshua's Christian Stores. These funds have been used primarily for capital expenditures, to repurchase the Company's common stock and to reduce borrowings under the Company's revolving credit facility.

     During fiscal 1999 cash decreased $472,000. Cash provided by operating activities of $7,845,000 primarily resulted from improved working capital management. The Company used $9,323,000 for capital expenditures and entered into a capital lease to finance certain information systems expenditures of $2,033,000. During fiscal 1999 the note receivable from the sale of Joshua's Christian Stores was collected in the amount of $8,312,000. The Company repurchased $1,995,000 of its common stock, net of employee stock plan forfeitures, and utilized cash of approximately $4,830,000 for repayments of borrowings under the Company's revolving credit facility.

     Effective March 31, 1999, the Company entered into a new revolving credit facility with a group of banks. The new facility is a $45 million revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility will decline to $40 million on April 1, 2000 to reflect management's projection of reduced capital needs. The terms of the new facility are essentially the same as the $50 million facility the Company operated under previously. At June 30, 1999, the Company was not in compliance with certain covenants of the credit facility. The Company received a waiver from the banks for these covenant violations through September 30, 1999. Effective September 27, 1999, the Company reached an agreement with the banks on revised covenants, with which the Company would have been in compliance at June 30, 1999. The Company is continuing discussions with the banks regarding the possible amendment to other terms of the current credit facility.

     Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At June 30, 1999, the Company would have had to pay approximately $125,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

     The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1999, was $12,000,000. The maximum amount of receivables that can be sold may be seasonally adjusted. At June 30, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $4,247,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $343,000 for fiscal 1999. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

     In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2,000,000 of the Company's outstanding common stock. As of June 30, 1999, the Company had repurchased approximately 540,000 shares for an aggregate purchase price of $1,995,000.

     Capital expenditures approximated $9,323,000 during fiscal 1999. The majority of these expenditures were related to the new frame production facility in Mexico, expanded plastic frame production capacity and information systems. Planned capital expenditures for fiscal 2000 approximate $3,500,000 and are primarily targeted for investments in Pinnacle Art & Frame and conversion of Cargo stores to the new Collection format. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection. Please refer to the discussion of risk factors contained herein.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in fiscal 2001. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

     In January 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that an entity only capitalize those costs of computer software developed or obtained for internal use that were incurred in the development and implementation stages. Costs incurred during the conceptual formulation stage and training costs are expensed as incurred. SOP 98-1 becomes effective for the Company July 1, 1999; however, the Company's current policy falls within the guidelines of the statement; thus, the Company does not anticipate any impact from adopting this statement.

THE YEAR 2000

     The Company has a comprehensive project ("Year 2000 project") designed to minimize or eliminate business disruption caused by potential processing problems associated with the Year 2000 issue. The Year 2000 project, which addresses both the Company's information technology ("IT") systems and non-IT systems, consists of three phases: identification and analysis, planning, implementation and testing. The Company's Year 2000 project has used both internal and external resources.

     The first phase of the Company's Year 2000 project involved identifying and analyzing the IT and non-IT systems that the Company believed were susceptible to failures or processing errors as a result of the Year 2000 issue. This phase consisted of the Company and its operating units identifying the systems that required remediation or replacement. Through its systems requirements study, the Company believed that, with regard to IT systems, five should be remediated through replacement and three remediated through upgrades. With respect to non-IT systems, the Company believed that there was an insubstantial susceptibility to the Year 2000 issue. This phase has been completed.

     The second phase of the Year 2000 project involved analyzing proposed remediations and planning how to implement such remediations. The Company then established priorities for remediation. This phase has been completed for IT systems.

     The third phase of the Year 2000 project involved implementing the proposed remediations. With regard to IT systems, all five replacements have been substantially completed. Two of the three upgrades have been substantially completed with the last upgrade in process and scheduled to be substantially completed by the end of October 1999. Testing of the remediations is in process and further remediation efforts may be required thereafter to address Year 2000 issues discovered during testing.

     Further, the Company acquired the assets of Cargo Furniture and Accents ("Cargo") late in fiscal 1999. During its due diligence and since its acquisition, the Company identified and analyzed the systems of Cargo that the Company believed were susceptible to failures or processing errors as a result of Year 2000 issues. The Company then analyzed proposed remediations and planned how to implement such remediations. The Company is currently in the process of implementing Year 2000-ready systems at Cargo and currently believes that this process will be substantially completed by November 30, 1999.

     Additionally, as part of its Year 2000 project, the Company has identified certain service providers, vendors, suppliers, and customers ("Key Partners") that it believes are critical to business operations after January 1, 2000. The Company initiated communications with such Key Partners in an attempt to reasonably ascertain their state of Year 2000 readiness. The Company has received responses to approximately 77% of these questionnaires. The majority of such responses indicated that the Key Partner had Year 2000 remediation programs and expected to be compliant by at least calendar year end 1999. The Company has sent follow-up inquiries to the Key Partners who have not responded to the Company's questionnaire. The Company plans to continue assessment of Key Partners, which may include further communications, interviews and face-to-face meetings, as deemed appropriate. In addition, the Company has implemented a Year 2000-ready electronic data interchange ("EDI") system and is in the process of working with its business partners to convert them over to this system. Despite the Company's efforts, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its operations and business will be Year 2000 compliant.

     In addition to the above measures, the Company is developing contingency plans intended to mitigate the possible disruption in business operations from the Year 2000 issue. The Company intends to continue to evaluate and modify contingency planning as additional information becomes available.

     The Company estimates that the costs of the Year 2000 project will range from $2.6 million to $2.8 million. As of June 30, 1999, the Company had spent approximately $2.4 million. The cost estimates do not include any costs associated with the implementation of contingency plans and any potential costs related to any customer or other claims relating to the Year 2000 issue.

     Because of the large number of systems used by the Company, the significant number of service providers, vendors, suppliers and customers, and the interdependent nature of systems, there can be no guaranty that the Company will not experience some disruption in its business due to the Year 2000 issue. Although it is not currently possible to quantify the most reasonably likely worst case scenario, the possible consequences of the Company or Key Partners not being fully ready in a timely manner include without limitation temporary plant closings, delays in the delivery of products, delays in the receipt of supplies, invoice and collection errors and inventory and supply obsolescence. Consequently, the business and operations of the Company could be materially adversely affected by a temporary inability of the Company to conduct its business in the ordinary course for periods of time due to the Year 2000 issue. However, the Company believes that its Year 2000 project and related contingency planning should reduce the adverse effect any such disruptions may have.

     The Year 2000 project is an ongoing process and the risk assessments, estimates of costs, projected completion dates and other factors are forward-looking statements and are subject to change. Risk factors that may cause actual results to differ from estimates or projections include without limitation, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code and embedded chips; the timely receipt and installation of Year 2000-ready replacement systems and upgrades; the actions of governmental agencies, utilities and other third parties with respect to the Year 2000 issue; the ability to implement contingency plans; and the occurrence of broad-based or systemic economic failures.

CONTINGENCIES

     A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at June 30, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------- ----------------------------------------------------------

         The Company is exposed to changes in interest rates in the United States. The Company manages interest rate risk through the strategic use of variable rate debt and interest rate derivatives. As of June 30, 1999, the Company had only entered into one interest rate derivative; thus, the table presents the notional amount and interest rate of this derivative instrument categorized by expected maturity date. The counterparty to the derivative agreement is a major financial institution. The Company believes the risk of credit loss with this institution is minimal. The Company does not use derivatives with a risk higher than the exposure to be hedged and does not hold or issue derivative instruments for trading purposes.


(Dollars in thousands)
                                                                           Fair
                                         1999     2000     2001   Total   Value
                                       --------  -------  ------  -----  ------
        Liabilities:
             Bank debt                  30,000                    30,000  30,000
                Average interest rate    6.61%                      6.61%

        Interest rate derivative financial instruments
         related to debt:
            Pay fixed rate, receive floating rate        20,000   20,000  (125)
               Average pay rate                            6.01%    6.01%
               Average receive rate                       LIBOR    LIBOR

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

                         Index to Financial Statements

            Financial Statements:                                      Page
            --------------------                                     --------
                Report of Independent Accountants                       20

                Consolidated Balance Sheets, June 30, 1999 and 1998     21

                Consolidated Statements of Operations for the Years
                Ended June 30, 1999, 1998 and 1997                      22

                Consolidated Statements of Cash Flows for the Years
                Ended June 30, 1999, 1998 and 1997                      23

                Consolidated Statements of Stockholders' Equity for
                the Years Ended June 30, 1999, 1998 and 1997            24

                Notes to Consolidated Financial Statements              25

            Financial Statement Schedules:
            ------------------------------
                For each of the three years in the period ended
                June 30, 1999:

                Schedule II - Valuation and Qualifying Accounts
                and Reserves                                            40


         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Tandycrafts, Inc.

In our opinion, the consolidated balance sheet and the related statements of operations, of cash flows and of stockholders' equity listed in the accompanying index present fairly, in all material respects, the financial position of Tandycrafts, Inc. and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(1) on page 37 presents fairly, in all materially respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
August 10, 1999

                               TANDYCRAFTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                                   June 30,
                                                             ------------------
                                                               1999     1998
                                                             --------- --------
ASSETS
Current assets:
 Cash......................................................  $    744  $  1,216
 Trade accounts receivable, net of allowance for doubtful
   accounts of $2,460 and $2,755, respectively.............    20,783    28,086
 Inventories...............................................    35,026    45,990
 Other current assets......................................     6,988     7,785
                                                             --------  --------
    Total current assets...................................    63,541    83,077
                                                             --------  --------
Property and equipment, net................................    29,560    22,886
Other assets...............................................     5,256     6,929
Goodwill, net..............................................    24,694    37,799
                                                             --------  --------
                                                             $123,051  $150,691
                                                             ========  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.........................................  $ 11,988  $ 12,155
  Accrued liabilities and other............................    16,467    12,520
                                                             --------  --------
    Total current liabilities..............................    28,455    24,675
                                                             --------  --------

Long-term debt.............................................    30,000    34,230
Long-term capital lease obligation.........................     1,671         -
Deferred taxes.............................................         -     2,822

Stockholders' equity:
  Common stock, $1 par value, 50,000,000 shares authorized,
   18,527,988 issued.......................................    18,528    18,528
  Additional paid-in capital...............................    20,559    20,545
  Retained earnings........................................    48,241    72,074
  Common stock in treasury, at cost, 6,517,015 and
   5,917,419 shares, respectively..........................   (24,403)  (22,183)
                                                             --------  --------
     Total stockholders' equity............................    62,925    88,964
                                                             --------  --------
  Commitments and contingencies (Note 11)
                                                             $123,051  $150,691
                                                             ========  ========

The accompanying notes are an integral part of these financial statements.

                               TANDYCRAFTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                                      Year Ended June 30,
                                                            ---------------------------------------
                                                               1999           1998          1997
                                                            ----------     ----------    ----------
Net sales...............................................    $  194,698     $  232,495    $  244,924
                                                            ----------     ----------    ----------

Operating costs and expenses:
 Cost of goods sold (exclusive of depreciation).........       139,525        153,484       160,325
 Selling, general and administrative....................        64,118         63,182        79,185
 Restructuring charge...................................         8,145              -             -
 Impairment of long-lived assets........................         9,522              -             -
 Loss on sale of business unit..........................             -            623             -
 Depreciation and amortization..........................         4,327          4,828         5,374
                                                            ----------     ----------    ----------
  Total operating costs and expenses....................       225,637        222,117       244,884
                                                            ----------     ----------    ----------

  Operating income (loss)...............................       (30,939)        10,378            40
Interest income.........................................           416             87            39
Interest expense........................................         2,589          3,346         3,124
                                                            ----------     ----------    ----------
Income (loss) before income taxes.......................       (33,112)         7,119        (3,045)
Provision (benefit) for income taxes....................        (9,279)         2,502        (1,127)
                                                            ----------     ----------    ----------
   Net income (loss)....................................    $  (23,833)    $    4,617    $   (1,918)
                                                            ==========     ==========    ==========

Net income (loss) per common share:
   Basic and diluted....................................    $    (1.96)    $      .37    $     (.15)
                                                            ==========     ==========    ==========
Weighted average common shares:
   Basic                                                        12,182         12,645        12,423
   Diluted                                                      12,182         12,659        12,423

The accompanying notes are an integral part of these financial statements.

                               TANDYCRAFTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                                              Year Ended June 30,
                                                                    ---------------------------------------
                                                                       1999           1998          1997
                                                                    ----------     ----------    ----------
Cash flows from operating activities:
 Net income (loss)................................................  $  (23,833)    $    4,617    $   (1,918)
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
  Depreciation and amortization...................................       4,327          4,828         5,374
  Deferred income taxes...........................................      (8,340)         1,543          (931)
  Loss on sale of business unit...................................           -            623             -
  Impairment of long-lived assets.................................       9,522              -             -
  Restructuring charge............................................       8,145              -             -
  Changes in assets and liabilities, excluding effect
   of businesses acquired or sold:
   Receivables....................................................       7,987          4,415        (2,224)
   Inventories....................................................      13,161         (3,512)        7,401
   Other assets...................................................      (6,325)           805        (3,054)
   Accounts payable, accrued expenses and income taxes............       3,201         (5,383)        4,725
                                                                    ----------     ----------    ----------
      Net cash provided by operating activities...................       7,845          7,936         9,373
                                                                    ----------     ----------    ----------

Cash flows from investing activities:
 Additions to property and equipment..............................      (9,323)        (3,530)       (3,794)
 Purchase of business, net of cash acquired.......................        (270)             -             -
 Collection of note receivable....................................       8,312              -             -
 Proceeds from sales of assets....................................           -          2,342         3,750
                                                                    ----------     ----------    ----------
      Net cash used by investing activities.......................      (1,281)        (1,188)          (44)
                                                                    ----------     ----------    ----------

Cash flows from financing activities:
 Sales of treasury stock to employee benefit plan, net............          36             73         2,594
 Purchases of treasury stock......................................      (2,242)             -             -
 Payments under bank credit facility, net.........................      (4,830)        (6,610)     ( 12,430)
                                                                    ----------     ----------    ----------
      Net cash used by financing activities.......................      (7,036)        (6,537)       (9,836)
                                                                    ----------     ----------    ----------
Increase (decrease) in cash and cash equivalents..................        (472)           211          (507)
Balance, beginning of year........................................       1,216          1,005         1,512
                                                                    ----------     ----------    ----------
Balance, end of year..............................................  $      744     $    1,216    $    1,005
                                                                    ==========     ==========    ==========

Supplemental cash flow information:
 Cash paid (received) during the year for:
  Interest........................................................  $    2,470     $    3,303    $    3,249
  Income taxes....................................................  $      602     $     (832)   $   (3,615)
  Capital lease obligation incurred...............................  $    2,033     $        -             -

The accompanying notes are an integral part of these financial statements.

                               TANDYCRAFTS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                       Additional
                                        Common          paid-in        Retained       Treasury
                                        stock           capital        earnings         stock         Total
                                      ----------       ----------     ----------     ----------     ----------

Balance, June 30, 1996..............  $   18,528       $   19,371     $   69,375     $  (23,676)    $   83,598
Sale of 419,271 shares of
 treasury stock to employee
 benefit plan, net..................           -            1,061              -          1,533          2,594
Net loss............................           -                -         (1,918)             -         (1,918)
                                      ----------       ----------     ----------     ----------     ----------
Balance, June 30, 1997..............  $   18,528       $   20,432     $   67,457     $  (22,143)    $   84,274
Sale of 12,917 shares of
 treasury stock to employee
 benefit plan, net..................           -              113              -            (40)            73
Net income..........................           -                -          4,617              -          4,617
                                      ----------       ----------     ----------     ----------     ----------
Balance, June 30, 1998..............  $   18,528       $   20,545     $   72,074     $  (22,183)    $   88,964
Sale of 9,686 shares of
 treasury stock to employee
 benefit plan, net..................           -                -              -             36             36
Purchase of 609,282 shares of
 treasury stock.....................           -               14              -         (2,256)        (2,242)
Net loss............................           -                -        (23,833)             -        (23,833)
                                      ----------       ----------     ----------     ----------     ----------
Balance, June 30, 1999..............  $   18,528       $   20,559     $   48,241     $  (24,403)    $   62,925
                                      ==========       ==========     ==========     ==========     ==========


The accompanying notes are an integral part of these financial statements.

                               TANDYCRAFTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Accounting Principles

Description of Business - Tandycrafts, Inc. ("Tandycrafts" or the "Company") is a leading maker and marketer of consumer products, including frames and wall decor, office supplies, home furnishings and gift products. The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet. During the quarter ended December 31, 1998, the Company adopted a plan of closing its leather and crafts retail stores and related manufacturing operations and as of June 30, 1999 such operations were closed. These operations comprised substantially all of the operations within the Company's Leather and Crafts operating division.

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

Inventories - Inventories are stated at the lower of average cost or market and consist of the following (in thousands):

                                                June 30,
                                            ----------------
                                             1999     1998
                                            -------  -------

       Finished goods.....................  $24,282  $33,244
       Raw materials and work-in-process..   10,744   12,746
                                            -------  -------
                                            $35,026  $45,990
                                            =======  =======

Property and equipment - Property and equipment is depreciated over the estimated useful lives of the assets using principally the straight-line method at the rates shown below:

       Buildings..........................  3% to 10%
       Fixtures and equipment.............  5% to 50%
       Leasehold improvements.............  5% to 20%, or the life of the lease.

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

Derivative instruments - The Company has used an interest rate swap agreement to manage interest rate risk on its floating rate revolving credit facility. The interest rate swap is matched as a hedge against a portion of the Company's revolving credit facility. Amounts to be paid or received under the interest rate swap agreement are accrued as interest rates change and are recognized over the life of the swap agreement as an adjustment to interest expense. The fair value of the swap agreement is not recognized in the financial statements since it is accounted for as a hedge.

Goodwill - The cost of businesses acquired in purchase transactions has been allocated among the identifiable assets and liabilities acquired based upon their fair values at the dates of acquisition. Any cost in excess of the fair value of such identifiable net assets acquired has been allocated to goodwill. In general, goodwill is amortized using the straight-line method over the estimated useful life of forty years. Accumulated amortization of goodwill at June 30, 1999 and 1998 was $3,368,000 and $4,374,000, respectively. Goodwill which arose prior to October 31, 1970, aggregating $1,163,000, is reviewed annually by the Board of Directors and will continue to be carried as an asset unless the Board determines that events and circumstances indicate that there has been a decline or limitation in the value, at which time an appropriate amortization policy will be adopted.

Impairment of Long-lived assets - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the assets may not be recoverable. An impairment loss will be recognized if the sum of the expected future cash flows (undiscounted and before interest) from the use of the assets is less than the net book value of the assets. The amount of the impairment loss is measured as the difference between the net book value and the estimated fair value of the assets. The adoption of this accounting policy in fiscal 1997 did not have a material impact on the Company's financial position or results of operations.

Income taxes - Income taxes are calculated in accordance with the liability method, which requires that deferred tax assets and liabilities be recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted rates.

Net income (loss) per share - Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share is computed by dividing the income available to shareholders by the weighted-average common share and potential common shares outstanding during the period. For fiscal 1999, 1998 and 1997, the number of weighted-average shares and potential common shares is as follows (in thousands):

                                                   1999    1998    1997
                                                  ------  ------  ------

       Weighted-average shares - basic........    12,182  12,645  12,423
       Potential common shares................         -      14       -
                                                  ------  ------  ------
       Total weighted-average common and
        potential common shares - diluted.....    12,182  12,659  12,423
                                                  ======  ======  ======

Advertising costs - Advertising costs are expensed the first time the advertising takes place. Advertising expense for fiscal 1999, 1998 and 1997 was $4,000,000, $5,700,000 and $7,700,000, respectively.

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

New accounting standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting guidelines for derivatives and requires that an entity recognize all derivatives as either assets or liabilities on the statement of financial position and measure those instruments at fair value. This statement is effective for the Company beginning in fiscal 2001. The Company is analyzing the implementation requirements and does not anticipate that the adoption of this statement will have a material impact on the Company's consolidated financial statements.

     In January 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires that an entity only capitalize those costs of computer software developed or obtained for internal use that were incurred in the development and implementation stages. Costs incurred during the conceptual formulation stage and training costs are expensed as incurred. SOP 98-1 becomes effective for the Company July 1, 1999; however, the Company's current policy falls within the guidelines of the statement; thus, the Company does not anticipate any impact from adopting this statement.

Comprehensive Income (Loss) - Effective July 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period, except those changes resulting from investments by owners and distributions to owners. The Company has not had any elements of income during the fiscal years 1999, 1998 or 1997 not reported in net income, thus comprehensive income is not separately reported.

Note 2 - Divestiture

     In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan was substantially complete and all retail stores were closed as of June 30, 1999.

     As a result of this plan, the Company recorded charges totaling $11,106,000 during the quarter ended December 31, 1998. Approximately $2,961,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of sales in the accompanying consolidated statements of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidation sales, $503,000 of the inventory write-down was reversed and credited to cost of sales. Approximately $8,145,000 of the charges related to the write-down of non-inventory assets and anticipated future cash outlays and is classified as restructuring charge in the accompanying consolidated statements of operations.

     Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represents an accrual for anticipated future cash outlays for lease obligations and other related exit costs.

     As of June 30, 1999, the lease agreements for 105 stores had been terminated through settlement, sub-let or assignment. Subsequent to June 30, 1999, six more leases have been settled. All of the manufacturing operations have been closed.

     The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the June 30, 1999 balance sheet (in thousands):

                               December 31,     Cash         June 30,
                                   1998       Payments         1999
                               ------------  ------------  ------------

          Lease obligations    $      2,346  $      1,881  $        465
          Other                         358           227           131
                               ------------  ------------  ------------
                               $      2,704  $      2,108  $        596
                               ============  ============  ============

     The above provisions are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

     Revenues and operating losses (before restructuring charges, but including the inventory write-down charge of $2,458,000) for the divested operations were $34,874,000 and $11,962,000, respectively, for the fiscal year ended June 30, 1999 compared to revenues and operating income of $47,454,000 and $150,000, respectively, in fiscal 1998 and $53,413,000 and $530,000, respectively, for fiscal 1997.

Note 3 - Licensed Lifestyles, Inc.

     As a result of three consecutive years of operating losses and declining sales, as well as the recent industry-wide weakening of licensed product sales, the Company performed an analysis of the recoverability of the net book value of the long-lived assets of Licensed Lifestyles, Inc., its wholly-owned licensed products subsidiary. Through this assessment, management determined that the expected future cash flows (undiscounted and before interest) from these assets were less than their net book value. These long-lived assets were then written-down to their estimated fair value based upon a valuation analysis performed by an independent third party valuation firm, resulting in an impairment loss of $9,522,000. Approximately, $9,048,000 of this charge related to the write-down of goodwill and $474,000 related to the write-down of property, plant and equipment. Property, plant and equipment remaining at Licensed Lifestyles has a net book value of $1,572,000 at June 30, 1999.

     Due to the continued softness in the sports licensed product market, management analyzed Licensed Lifestyles' product lines and decided to discontinue several under-performing lines. The discontinuance of these product lines resulted in an inventory write-down of $1,680,000 which was recorded in the quarter ended June 30, 1999.

Note 4 - Sale of Joshua's Christian Stores

     The Company sold Joshua's Christian Stores effective May 31, 1998 to Family Christian Stores for consideration totaling approximately $11,500,000, with approximately $2,900,000 paid in cash at the time of closing and approximately $8,600,000 in a note receivable. The sale of this business resulted in a pretax loss of $623,000, comprised primarily of transaction related costs. During fiscal 1999, this note was received in full.

Note 5 - Cargo Furniture and Accents

     In October 1998, the Company was informed that Cargo Furniture and Accents ("Cargo"), a former subsidiary of the Company, had obtained a financial advisor for the purpose of actively pursuing additional capital to expedite the chain's conversion of their mall-based furniture stores to their new, higher performing Cargo Collection Store concept. At that time, Cargo had opened eight of the Cargo Collection Stores. However, due to Cargo's limited capital resources and the poor performance of their mall-based stores, Cargo determined that it required additional capital to complete the conversion process.

     In December 1998, Cargo informed the Company that it was unable to obtain additional investment capital. In addition, it was probable that Cargo would be in default of certain covenants contained in their term note agreement, and Cargo would not be able to cure the events of default. The Company had guaranteed Cargo's term note, and had additional amounts receivable from Cargo.

     On January 11, 1999, the Company was informed by Cargo's lender that Cargo had defaulted on its term note and that Cargo's lender required the Company to perform pursuant to its guaranty of the note. On February 1, 1999, the Company complied with the lender's request. As a result of Cargo's poor financial condition, the Company determined that recovery of the $2,481,000 note balance and the receivables from Cargo was not probable. Consequently, loss provisions of $3,465,000 were recorded during the quarter ended December 31, 1998 and are included in selling, general and administrative expenses.

     As a result of making the guaranty payment, the Company had the option to obtain a majority of Cargo's common stock, thereby obtaining voting control of Cargo. Accordingly, the Company began to consolidate the results of operations of Cargo effective February 1, 1999, recording its assets and liabilities at their estimated fair market value at that date. On June 11, 1999, the Company completed the foreclosure of Cargo and acquired ownership.

Note 6 - Account Receivable Securitization

     The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through June 30, 1999, was $12,000,000. The maximum amount of receivables that can be sold may be seasonally adjusted. At June 30, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $4,247,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $343,000 for fiscal year ended June 30, 1999. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Note 7 - Property and Equipment and Accumulated Depreciation

As of June 30 (in thousands):                                                            1999       1998
                                                                                       --------   --------
          Property and equipment, at cost:
           Land......................................................................  $  2,547   $  2,419
           Buildings.................................................................    15,746     13,373
           Leasehold improvements....................................................     6,756      4,233
           Fixtures and equipment....................................................    31,201     26,302
                                                                                       --------   --------
                                                                                         56,250     46,327
          Less accumulated depreciation..............................................   (26,690)   (23,441)
                                                                                       --------   --------
           Property and equipment, net...............................................  $ 29,560   $ 22,886
                                                                                       ========   ========

Note 8 - Accrued Liabilities and Other

Accrued liabilities and other consisted of the following at June 30 (in thousands):

                                                                                         1999       1998
                                                                                       --------   --------
          Accrued payroll and bonus..................................................  $  3,493   $  3,749
          Income taxes payable.......................................................       877      1,122
          Taxes, other than income taxes.............................................       823        667
          Interest...................................................................       365        246
          Restructuring accrual......................................................       596         43
          Accrual for sales allowances...............................................     1,633      1,685
          Accrued legal..............................................................     2,394      1,593
          Accrued insurance..........................................................     2,264      1,373
          Other......................................................................     4,022      2,042
                                                                                       --------   --------
                                                                                       $ 16,467   $ 12,520
                                                                                       ========   ========

Note 9 - Debt

     Effective March 31, 1999, the Company entered into a new revolving credit facility with a group of banks. The new facility is a $45 million revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility will decline to $40 million on April 1, 2000 to reflect management's projection of reduced capital needs. The terms of the new facility are essentially the same as the $50 million facility the Company operated under previously. At June 30, 1999, the Company was not in compliance with certain covenants of the credit facility. The Company received a waiver from the banks for these covenant violations through September 30, 1999. Effective September 27, 1999, the Company reached an agreement with its banks on revised covenants, with which the Company would have been in compliance at June 30, 1999.

     Interest rates on borrowings under the current credit facility are based on current LIBOR or prime rates, at the option of the Company. A commitment fee of 1/4% is charged on the unused portion of the credit facility. Interest rates on borrowings at June 30, 1999 ranged from 6.28% to 6.75%. At June 30, 1999, the Company had borrowings aggregating $30,000,000 and letters of credit aggregating $414,000 outstanding under this facility.

     Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At June 30, 1999, the Company would have had to pay approximately $125,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

Note 10 - Income Taxes

     The provision for income taxes is as follows (in thousands):

                                                                                  1999           1998           1997
                                                                                --------       --------       --------
     Current tax expense (benefit):
      Federal..........................................................         $ (1,042)      $    893       $   (226)
      State and local..................................................              103             66             30
                                                                                --------       --------       --------
      Total current....................................................             (939)           959           (196)
     Deferred tax expense (benefit):
      Federal..........................................................           (8,340)         1,543           (931)
                                                                                --------       --------       --------
     Total provision (benefit).........................................         $ (9,279)      $  2,502       $ (1,127)
                                                                                ========       ========       ========

Deferred tax liabilities (assets) are comprised of the following at June 30 (in thousands):

                                                                                  1999           1998
                                                                                --------       --------
     Depreciation......................................................         $  1,142       $  1,413
     Deferred compensation.............................................                -            109
     Bad debts.........................................................                -             15
     Goodwill..........................................................              323          2,142
                                                                                --------       --------
      Total deferred tax liabilities...................................            1,465          3,679
                                                                                --------       --------
     Inventory.........................................................           (1,130)          (672)
     Bad debts.........................................................             (335)             -
     Restructuring reserve.............................................             (323)           (99)
     Charitable contribution carryforwards.............................             (559)          (450)
     State tax loss carryforwards......................................           (2,058)        (1,291)
     Federal tax loss carryforwards....................................           (4,954)             -
     Other.............................................................             (773)          (575)
                                                                                --------       --------
      Total deferred tax assets........................................          (10,132)        (3,087)
     Valuation allowance...............................................            2,168          1,249
                                                                                --------       --------
      Net deferred tax assets..........................................           (7,964)        (1,838)
                                                                                --------       --------
                                                                                $ (6,499)      $  1,841
                                                                                ========       ========

     The use of the federal and state loss carryforwards and the charitable contribution carryforwards is limited by future taxable earnings by the Company and its subsidiaries. The Company believes that future pre-tax income during the carryforward period will be sufficient to utilize the federal loss carryforwards; however, valuation allowances of $2,016,000 and $152,000, respectively, have been provided for a portion of the state loss and charitable contribution carryforwards. In fiscal 1998, the entire valuation allowance related to state tax loss carryforwards.

     The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences (in thousands):

                                                             Year ended June 30,
                                                     ---------------------------------
                                                       1999         1998        1997
                                                     --------     --------    --------
     Statutory U.S. tax provision..................  $(11,258)    $  2,420    $ (1,066)
     Increase (decrease) in rates resulting from:
      State and local taxes, net...................        67           43          19
      Goodwill write-offs..........................     1,658          278           -
      Other........................................       254         (239)        (80)
                                                     --------     --------    --------
     Tax provision.................................  $ (9,279)    $  2,502    $ (1,127)
                                                     ========     ========    ========

Note 11 - Commitments and Contingencies

     The Company leases certain properties, primarily retail stores, under operating leases which expire through 2007. Real estate taxes, maintenance and certain other costs are generally borne by the Company. During fiscal 1999, the Company entered into a capital lease arrangement for computer hardware and software related to the Company's implementation of an enterprise-wide information system. Assets under capital lease of $2,033,000 are included in the consolidated balance sheet. The composition of total rental expense for operating leases is as follows (in thousands):

     Year ended June 30,                               1999         1998        1997
                                                     --------     --------    --------
     Rentals:
      Minimum......................................  $  5,280     $  7,298    $  8,622
      Contingent (percentage of sales).............        20           20          70
                                                     --------     --------    --------
                                                     $  5,300     $  7,318    $  8,692
                                                     ========     ========    ========

     Minimum rental commitments for noncancellable leases at June 30, 1999 are summarized as follows (in thousands):

                                                     Operating     Capital
       Year ended June 30,                            Leases       Leases
                                                     --------     --------
         2000......................................  $  3,692     $    468
         2001......................................     3,075          468
         2002......................................     2,457          468
         2003......................................     1,264          468
         2004......................................       713          468
         2005 and thereafter.......................     1,297            -
                                                     --------     --------
         Total minimum lease payments..............  $ 12,498     $  2,340
                                                     ========
         Less:  Amount representing interest at
           6.00%..................................                    (307)
                                                                  --------
         Present value of net minimum
           lease payments..........................               $  2,033
                                                                  ========

     A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at June 30, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.

Note 12 - Tandycrafts Retirement Savings Plan

     The Tandycrafts Retirement Savings Plan (the "TRSP" or the "Plan") is open to all eligible employees of the Company employed in the United States. Participants may contribute between 3% and 15% of gross salary and wages into the 401(k) portion of the plan which becomes immediately vested. Participants also have the ability to direct their contributions into various investment options. The Company's matching contribution is 100% of the first 5% of the participant's contribution and is invested in Company common stock. The Company's contributions become vested upon completion of five years of credited service. The employee and Company contributions are maintained by a trustee. Company contributions to the Plan, net of forfeitures, for the years ended June 30, 1999, 1998 and 1997 were approximately $998,000, $1,166,000 and $1,534,000, respectively.

Note 13 - Share Repurchase Program

     In September 1998, the Company's Board of Directors authorized a common share repurchase program that provides for the Company to purchase, in the open market and through negotiated transactions, up to $2,000,000 of the Company's outstanding common stock. As of June 30, 1999, the Company had repurchased approximately 540,000 shares for an aggregate purchase price of $1,995,000.

Note 14 - Shareholder Rights Plan

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

Note 15 - Stock Option Plans

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

     A summary of stock option activity under these plans follows:

                                                             Weighted -
                                                              Average
                                                              Exercise
                                         Shares                Price
                                       -----------          -----------
     Options outstanding,
       June 30, 1996................     1,076,000          $     12.33
     Options granted................       712,700          $      4.75
     Options exercised..............             -          $         -
     Options terminated.............    (1,022,800)         $     12.29
                                       -----------          -----------
     Options outstanding,
       June 30, 1997................       765,900          $      5.33
     Options granted................             -          $         -
     Options exercised..............             -          $         -
     Options terminated.............       (38,200)         $      9.62
                                       -----------          -----------
     Options outstanding,
       June 30, 1998................       727,700          $      5.11
     Options granted................       132,500          $      3.47
     Options exercised..............             -          $         -
     Options terminated.............       (30,000)         $      9.23
                                       -----------          -----------

     Options outstanding,
       June 30, 1999................       830,200          $      4.70
                                       ===========          ===========

     Options exercisable,
       June 30, 1999................       462,746          $      5.01
                                       ===========          ===========

     Options available for
       future grant, June 30, 1999..       809,800
                                       ===========

A summary of stock options outstanding and exercisable at June 30, 1999 follows:

                                    Options Outstanding                         Options Exercisable
                       --------------------------------------------------  -----------------------------
                         Shares      Weighted-Average                        Shares
      Range of         Outstanding       Remaining       Weighted-Average  Exercisable  Weighted-Average
   Exercise Prices     at 6/30/99    Contractual Life     Exercise Price   at 6/30/99    Exercise Price
---------------------  -----------  -------------------  ----------------  -----------  ----------------
   $10.69 - 17.62           22,400      4.14 years                 $12.77       21,200            $12.78
   $ 3.47 - 8.82           807,800      7.94 years                 $ 4.47      441,546            $ 4.64
                           -------                                             -------
   $ 3.47 - 17.62          830,200                                 $ 4.70      462,746            $ 5.01

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The 132,500 options granted during fiscal 1999 have a fair market value of approximately $266,000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants: no expected dividends, expected volatility of 32.6%, risk free interest rate of 6.00% and expected lives of seven years each.

     A summary of stock option transactions under both the Company's stock option plan and information about fixed-price options is presented above.

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the vesting period. The Company's pro forma information is as follows (in thousands, except per share amounts):

                                               1999            1998          1997
                                            ---------       ---------      ---------
     Net income (loss):
         As reported                        $ (23,833)      $   4,617      $  (1,918)
         Pro forma                          $ (24,362)      $   4,161      $  (2,096)
     Income (loss) per
       common share - basic and diluted:
         As reported                        $   (1.96)      $    0.37      $   (0.15)
         Pro forma                          $   (2.00)      $    0.33      $   (0.17)

     The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts as the pro forma amounts above do not include the impact of stock option awards granted prior to fiscal 1996 and additional awards anticipated in future years.

Note 16 - Industry Segment and Geographic Area Information

     The Company is a leading maker and marketer of consumer products, including frames and wall decor, office supplies, home furnishings and gift products. The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet. Divested operations for fiscal 1999 include the operations of the Company's former Leather and Crafts division which were closed in fiscal 1999. Divested operations for fiscal 1998 include the operations of the Company's former Leather and Crafts division and Joshua's Christian Stores which was sold in fiscal 1998. Fiscal 1997 divested operations include those operations included in the fiscal 1998 divested operations plus all business units sold or closed as a result of the December 1995 restructuring and consolidation program.

     During fiscal 1999, 1998 and 1997, the Company had net sales of $35,913,000, $38,495,000 and $30,467,000, respectively, to one group of customers under common control. In addition, the Company also had sales in fiscal 1999 and 1998 of $20,483,000 and $24,133,000, respectively, to another group of customers under common control. The Company had no other individual customer or group of customers which accounted for more than 10% of the Company's total revenue. The Frames and Wall Decor and Gifts divisions, in the normal course of business, grant credit with the majority of their sales. Such receivables are generally not collateralized. The concentration of credit risk within these divisions may impact the Company's overall credit risk, either positively or negatively, in that these customers may be similarly affected by industry-wide changes in economic or other conditions. The Company performs ongoing credit evaluations of its customers' financial condition and has established an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customer and other information.

     Intersegment sales represent sales from one division to another. Operating income (loss) is divisional revenue less divisional operating expenses, which excludes corporate expenses, goodwill amortization, interest expense and taxes on income. Identifiable assets by division are those assets that are used in each division. Corporate assets are comprised of cash and short-term investments.

     Segment information for each of the three years in the period ended June 30, 1999 is as follows (in thousands):

               1999                           Frames
               ----                            and          Office           Home          Divested
                                            Wall Decor     Supplies       Furnishings       Gifts        Operations    Consolidated
                                           ------------   ------------   -------------   ------------   ------------   ------------
Total sales..............................  $     96,004   $     39,629   $       6,036   $     18,285   $     34,874   $    194,828
Intersegment sales.......................           (46)           (67)              -            (17)             -           (130)
                                           ------------   ------------   -------------   ------------   ------------   ------------
Net sales................................  $     95,958   $     39,562   $       6,036   $     18,268   $     34,874   $    194,698
                                           ============   ============   =============   ============   ============   ============
Segment operating income (loss) (1)......  $     12,128   $      1,933   $        (602)  $    (12,329)  $    (20,314)  $    (19,184)
                                           ============   ============   =============   ============   ============
Corporate expenses including goodwill
 amortization and interest expense, net..                                                                                   (13,928)
                                                                                                                       ------------
Income (loss) before income taxes (1)....                                                                              $    (33,112)
                                                                                                                       ============
Depreciation.............................  $      1,208   $        803   $          64   $        546   $        749   $      3,370
Goodwill amortization....................           535              4               -            374             44            957
                                           ------------   ------------   -------------   ------------   ------------   ------------
Total depreciation and amortization......  $      1,743   $        807   $          64   $        920   $        793   $      4,327
                                           ============   ============   =============   ============   ============   ============
Identifiable assets......................  $     77,327   $     15,191   $       5,756   $     16,028   $      8,005   $    122,307
                                           ============   ============   =============   ============   ============
Corporate assets.........................                                                                                       744
                                                                                                                       ------------
                                                                                                                       $    123,051
                                                                                                                       ============
Capital expenditures.....................  $      8,153   $        300   $          32   $        622   $        216   $      9,323
                                           ============   ============   =============   ============   ============   ============
(1) Includes restructuring costs of $10,603 in Divested Operations for the Tandy Leather divestiture.


               1998                           Frames
               ----                            and          Office           Home          Divested
                                            Wall Decor     Supplies       Furnishings       Gifts        Operations    Consolidated
                                           ------------   ------------   -------------   ------------   ------------   ------------
Total sales..............................  $     93,560   $     38,549   $           -   $     23,805   $     76,863   $    232,777
Intersegment sales.......................           (51)           (89)              -           (121)           (21)          (282)
                                           ------------   ------------   -------------   ------------   ------------   ------------
Net sales................................  $     93,509   $     38,460   $           -   $     23,684   $     76,842   $    232,495
                                           ============   ============   =============   ============   ============   ============
Segment operating income (loss)..........  $     11,784   $      1,878   $           -   $       (110)  $        163   $     13,715
                                           ============   ============   =============   ============   ============
Corporate expenses including goodwill
 amortization and interest expense, net..                                                                                    (6,596)
                                                                                                                       ------------
Income before income taxes...............                                                                              $      7,119
                                                                                                                       ============
Depreciation.............................  $      1,146   $        798   $           -   $        470   $      1,414   $      3,828
Goodwill amortization....................           535              4               -            374             87          1,000
                                           ============   ============   =============   ============   ============   ------------
Total depreciation and amortization......  $      1,681   $        802   $           -   $        844   $      1,501   $      4,828
                                           ============   ============   =============   ============   ============   ============
Identifiable assets......................  $     66,583   $     14,964   $           -   $     28,543   $     39,385   $    149,475
                                           ============   ============   =============   ============   ============
Corporate assets.........................                                                                                     1,216
                                                                                                                       ------------
                                                                                                                       $    150,691
                                                                                                                       ============
Capital expenditures.....................  $      1,314   $        569   $           -   $        497   $      1,150   $      3,530
                                           ============   ============   =============   ============   ============   ============

               1997                           Frames
               ----                            and          Office           Home          Divested
                                            Wall Decor     Supplies       Furnishings       Gifts        Operations    Consolidated
                                           ------------   ------------   -------------   ------------   ------------   ------------
Total sales..............................  $     85,160   $     35,781   $           -   $     26,594   $     97,854   $    245,389
Intersegment sales.......................           (69)          (181)              -           (163)           (52)          (465)
                                           ------------   ------------   -------------   ------------   ------------   ------------
Net sales................................  $     85,091   $     35,600   $           -   $     26,431   $     97,802   $    244,924
                                           ============   ============   =============   ============   ============   ============
Segment operating income (loss)..........  $     11,590   $      2,440   $           -   $       (399)  $     (7,403)  $      6,228
                                           ============   ============   =============   ============   ============
Corporate expenses including goodwill
 amortization and interest expense, net..                                                                                    (9,273)
                                                                                                                       ------------
Income (loss) before income taxes........                                                                              $     (3,045)
                                                                                                                       ============
Depreciation.............................  $      1,157   $        862   $           -   $        544   $      1,772   $      4,335
Goodwill amortization....................           535              4               -            374            126          1,039
                                           ------------   ------------   -------------   ------------   ------------   ------------
Total depreciation and amortization......  $      1,692   $        866   $           -   $        918   $      1,898   $      5,374
                                           ============   ============   =============   ============   ============   ============
Identifiable assets......................  $     66,828   $     12,539   $           -   $     29,369   $     46,788   $    155,524
                                           ============   ============   =============   ============   ============
Corporate assets.........................                                                                                     1,005
                                                                                                                       ------------
                                                                                                                       $    156,529
                                                                                                                       ============
Capital expenditures.....................  $      1,325   $        782   $           -   $        769   $        918   $      3,794
                                           ============   ============   =============   ============   ============   ============

Note 17 - Quarterly Results (Unaudited)

     Summarized quarterly income statements (in thousands of dollars, except per share amounts) for the years ended June 30, 1999 and 1998 are set forth below:

                                          1st Quarter           2nd Quarter            3rd Quarter            4th Quarter
                                     -------------------    -------------------    -------------------    -------------------
                                       1999       1998        1999       1998        1999       1998        1999       1998
                                     --------   --------    --------   --------    --------   --------    --------   --------
Net sales..........................  $ 51,065   $ 55,359    $ 52,853   $ 73,237    $ 50,253   $ 53,100    $ 40,527   $ 50,799
Costs and expenses:
 Cost of goods sold................    34,791     35,834      39,476     48,702      36,061     35,766      29,197     33,182
 Selling and administrative........    13,077     15,932      20,354     17,665      15,094     14,935      15,593     14,650
 Restructuring charge..............         -          -       8,145          -           -          -           -          -
 Impairment of long-lived assets...         -          -           -          -           -          -       9,522          -
 Loss on sale of business unit.....         -          -           -          -           -          -           -        623
 Depreciation and amortization.....     1,079      1,270       1,088      1,259       1,117      1,254       1,043      1,045
                                     --------   --------    --------   --------    --------   --------    --------   --------
Operating income (loss)............     2,118      2,323     (16,210)     5,611      (2,019)     1,145     (14,828)     1,299
Interest expense, net..............       492        862         591        911         517        841         573        645
                                     --------   --------    --------   --------    --------   --------    --------   --------
Income (loss) before
 income taxes......................     1,626      1,461     (16,801)     4,700      (2,536)       304     (15,401)       654
Provision (benefit) for
 income taxes......................       618        512      (4,578)     1,644        (663)       106      (4,656)       240
                                     --------   --------    --------   --------    --------   --------    --------   --------
Net income (loss)..................  $  1,008   $    949    $(12,223)  $  3,056    $ (1,873)  $    198    $(10,745)  $    414
                                     ========   ========    ========   ========    ========   ========    ========   ========

Net income (loss) per
 common share - basic and diluted..  $   0.08   $   0.08      ($1.00)  $   0.24       ($.16)  $   0.02      ($0.89)  $   0.03
                                     ========   ========    ========   ========    ========   ========    ========   ========


Item 9.   Changes In and Disagreements With Accountants on Accounting and
------    ---------------------------------------------------------------
Financial Disclosure
--------------------

          None.

                                   PART III
                                   --------

Item 10.  Directors and Executive Officers of the Registrant
-------   --------------------------------------------------

          The information required by this item with regard to executive officers is included in Part I, Item 4 of this report under the heading "Executive Officers of the Registrant", which information is incorporated herein by reference.

          The information required by this item regarding the Directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the heading "Election Of Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1999.

Item 11.  Executive Compensation
-------   ----------------------

          The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation", which is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
-------   --------------------------------------------------------------

          The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1999.

Item 13.  Certain Relationships and Related Transactions
-------   ----------------------------------------------

          The information concerning relationships and related transactions is set forth in the Proxy Statement under the heading "Executive Compensation - Transactions With Management and Directors", which information is incorporated herein by reference. Such Proxy Statement will be filed with the Commission pursuant to Regulation 14A within 120 days of the fiscal year ended June 30, 1999.

                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------   ---------------------------------------------------------------

(a) The following financial statements, schedules and exhibits are filed as part of this report.
          (1) Financial Statements and Financial Statement Schedules - See Index to Financial Statements at Item 8 on page 18 of this report.

(b)  Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, on May 5, 1999, which included the contents of a press release announcing the elevation of James D. Allen to the position of executive vice president and chief operating officer and the naming of Michael J. Murray as treasurer and Troy A. Huseman as controller.

               The Company filed a Current Report on Form 8-K, on June 11, 1999 which included the contents of a press release announcing plans to reorganize its Pinnacle Art & Frame unit.

          The Company filed a Current Report on Form 8-K, on June 24, 1999, which included the contents of a press release announcing it had reacquired Fort Worth-based Cargo Furniture & Accents, a leading national manufacturer and seller of children's and casual furniture and accessories.

          The Company filed a Current Report on Form 8-K, on June 25, 1999, which included the contents of a press release announcing it had added retail industry veteran Colon O. Washburn as a new board member.

          The Company filed a Current Report on Form 8-K, on July 14, 1999, which included the contents of a press release announcing that it had welcomed Mexican President Ernesto Zedillo Ponce de Leon and a host of other dignitaries during an opening celebration at the Company's new manufacturing facility in Durango, Mexico.

          The Company filed a Current Report on Form 8-K, on August 17, 1999, which included the contents of a press release announcing the unaudited results of operations for three months period and fiscal year ended June 30, 1999.

(c)  Exhibits:

          A list of the exhibits required by Item 601 of regulation S-K to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

(d)  Not applicable.

                             ____________________

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        TANDYCRAFTS, INC.
                                             (Registrant)

September 28, 1999                      By:  /s/ Michael J. Walsh
                                             --------------------------------
                                             Michael J. Walsh
                                             President and Chief Executive
                                             Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 28th day of September, 1999, by the following persons on behalf of the Registrant and in the capacities indicated.


                              /s/ R. E.. Cox III
                              --------------------------------
                              R. E.. Cox III
                              Chairman of the Board


                              /s/ James D. Allen
                              --------------------------------
                              James D. Allen
                              Executive Vice President and
                              Chief Operating Officer
                              (Chief Financial Officer)


                              /s/ Troy A. Huseman
                              --------------------------------
                              Troy A. Huseman
                              Controller and
                              Chief Accounting Officer


                              /s/ Joe K. Pace
                              --------------------------------
                              Joe K. Pace
                              Director


                              /s/ Sheldon I. Stein
                              --------------------------------
                              Sheldon I. Stein
                              Director


                              /s/ Colon O. Washburn
                              --------------------------------
                              Colon O. Washburn
                              Director


                              /s/ Michael J. Walsh
                              --------------------------------
                              Michael J. Walsh
                              President and Chief Executive
                              Officer and Director

                                                                     Schedule II

                      TANDYCRAFTS, INC. AND SUBSIDIARIES
                Valuation and Qualifying Accounts and Reserves

                                (In thousands)

                                                        Year ended June 30,
                                             ----------------------------------------
                                                1999           1998           1997
                                             ----------     ----------     ----------
Allowance for doubtful accounts:
  Balance, beginning of year                 $    2,755     $    1,680     $      790

  Additions charged to profit and loss            1,000          1,644          1,971

  Accounts receivable charged off, net
     of recoveries                               (1,295)          (569)        (1,081)
                                             ----------     ----------     ----------
  Balance, end of year                       $    2,460     $    2,755     $    1,680
                                             ==========     ==========     ==========

                               TANDYCRAFTS, INC.

                               Index to Exhibits

Filed with the Annual Report on Form 10-K for the year ended June 30, 1999.

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

10.19      Tenth Amendment to Revolving Credit and Term Loan Agreement (15)

10.20      Eleventh Amendment to Revolving Credit and Term Loan Agreement (15)

10.21      Twelfth Amendment to Revolving Credit and Term Loan Agreement (16)

10.22      Revolving Credit and Term Loan Agreement (17)

21 #       Subsidiaries of the Registrant

23 #       Consent of Independent Accountants

27 #           Financial Data Schedule (filed electronically only)

                           _______________________

#    Filed herewith.
*    Indicates management compensatory plan, contract or arrangement.
(1) Filed with the Commission as an Exhibit to the Company's Form S-1 Registration Statement (No. 2-54086) and incorporated herein by reference.
(2) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 5, 1993, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1993. Such Exhibit is incorporated herein by reference.
(3) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993, and incorporated herein by reference.
(4) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, and incorporated herein by reference.
(5) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994, and incorporated herein by reference.
(6) Filed with the Commission as an Exhibit to the Company's Definitive Proxy Statement dated October 3, 1994, which Proxy Statement was filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 1994.
(7) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference.
(8) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.
(9) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 and incorporated herein by reference.
(10) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and incorporated herein by reference.
(11) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, and incorporated herein by reference.
(12) Filed with the Commission as a Exhibit to the Company's Form 8-K, dated May 22, 1997 and incorporated herein by reference.
(13) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 and incorporated herein by reference.
(14) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, and incorporated herein by reference.

(15) Filed with the Commission as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998 and incorporated herein by reference.
(16) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, and incorporated herein by reference.
(17) Filed with the Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, and incorporated herein by reference.