Form 10-K/A
period 1999-06-30
TANDYCRAFTS INC
filed 1999-10-12
CIK 96294

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Location in Form 10-K                       Incorporated Document
     ---------------------                       ---------------------
           Part III                     Proxy Statement for 1999 Annual Meeting


Reason for Amendment
--------------------

     This amendment is being filed because the date on the Report of Independent Accountants in Tandycrafts, Inc.'s Form 10-K filing for the fiscal year ended June 30, 1999 was incomplete. There were no other changes made to this filing.

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



PRICEWATERHOUSECOOPERS LLP

Fort Worth, Texas
August 10, 1999, except
  for the first paragraph
  of Note 9, as to which
  the date is
  September 28, 1999

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