Form 10-Q
period 1999-09-30
TANDYCRAFTS INC
filed 1999-11-15
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended September 30, 1999

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the transition period from ______________ to ________________


Commission File Number 1-7258

                               TANDYCRAFTS, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                           75-1475224
-----------------------------------------------------------------------------
(State of incorporation)              (I.R.S. Employer Identification Number)


                 1400 Everman Parkway, Fort Worth, Texas  76140
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (817) 551-9600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X       No___.
                                        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                      Shares outstanding as of October 31, 1999
-----------------------------        -----------------------------------------
Common Stock, $1.00 par value                         12,011,136





                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended September 30, 1999

                               TABLE OF CONTENTS

      PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 --------

1.    Condensed Consolidated Financial Statements..................       3-9

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      9-15


      PART II - OTHER INFORMATION

6.    Exhibits and Reports on Form 8-K.............................        16

      Signatures...................................................        17



                                     PART I
                                     ------

Item 1.     Financial Statements
            --------------------


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)


                                             Three Months Ended September 30,
                                             -------------------------------
                                                1999                 1998
                                             ----------           ----------

Net sales                                    $   45,134           $   51,065
                                             ----------           ----------

Operating costs and expenses:
   Cost of goods sold                            30,497               34,791
   Selling, general and administrative           13,131               13,077
   Depreciation and amortization                  1,070                1,079
                                             ----------           ----------
     Total operating costs and expenses          44,698               48,947
                                             ----------           ----------

Operating income                                    436                2,118

Interest expense, net                               643                  492
                                             ----------           ----------

Income (loss) before provision for
   income taxes                                    (207)               1,626
Provision for income taxes                          (79)                 618
                                             ----------           ----------
      Net income (loss)                      $     (128)          $    1,008
                                             ==========           ==========

Net income (loss) per share - basic
   and diluted                               $    (0.01)          $     0.08
                                             ==========           ==========

Weighted average common shares:
      Basic                                      12,011               12,472
      Diluted                                    12,011               12,475




                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  September 30,     June 30,
                                                      1999            1999
                                                  ------------    -----------
ASSETS
------
Current assets:
   Cash                                           $        824    $       744
   Trade accounts receivable, net of, allowance
      for doubtful accounts of $2,539 and $2,460,
      respectively                                      26,521         20,783
   Inventories                                          38,364         35,026
   Other current assets                                  6,426          6,988
                                                  ------------    -----------
         Total current assets                           72,135         63,541
                                                  ------------    -----------

Property and equipment, at cost                         57,031         56,250
Accumulated depreciation                               (25,917)       (26,690)
                                                  ------------    -----------
   Property and equipment, net                          31,114         29,560
                                                  ------------    -----------

Other assets                                             5,314          5,256
Goodwill, net                                           24,484         24,694
                                                  ------------    -----------
                                                  $    133,047    $   123,051
                                                  ============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     14,071         11,988
   Accrued liabilities and other                        15,061         16,467
                                                  ------------    -----------
         Total current liabilities                      29,132         28,455
                                                  ------------    -----------

Long-term debt                                          39,300         30,000
Long-term capital lease obligation                       1,820          1,671

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528         18,528
   Additional paid-in capital                           20,556         20,559
   Retained earnings                                    48,113         48,241
   Cost of stock in treasury, 6,516,852 shares
      and 6,517,015 shares, respectively               (24,402)       (24,403)
                                                  ------------    -----------
         Total stockholders' equity                     62,795         62,925
                                                  ------------    -----------
                                                  $    133,047    $   123,051
                                                  ============    ===========



                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                  Three Months Ended September 30,
                                                  -------------------------------
                                                     1999                1998
                                                  ----------          -----------

Net cash flows provided (used) by
  operating activities                            $   (6,953)         $       729
                                                  ----------          -----------

Cash flows from investing activities:
  Additions to property and equipment, net            (2,265)              (1,606)
                                                  ----------          -----------
        Net cash used for investing activities        (2,265)              (1,606)
                                                  ----------          -----------

Cash flows from financing activities:
  Purchases of treasury stock                             (2)              (1,106)
  Borrowings under bank credit facility, net           9,300                1,680
                                                  ----------          -----------
        Net cash provided by financing activities      9,298                  574
                                                  ----------          -----------

Increase (decrease) in cash                               80                 (303)
Cash balance, beginning of period                        744                1,216
                                                  ----------          -----------
Cash balance, end of period                       $      824          $       913
                                                  ==========          ===========


                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                                      Additional
                                             Common    paid-in    Retained     Treasury
                                             stock     capital    earnings      stock       Total
                                            -------    -------    --------    ---------    -------

Balance, June 30, 1999                      $18,528    $20,559    $48,241     $(24,403)    $62,925
Purchase of 163 shares of treasury stock          -         (3)         -            1          (2)
Net income (loss) for three months ended
   September 30, 1999                             -          -       (128)           -        (128)
                                            -------    -------    -------     --------     -------
Balance, September 30, 1999                 $18,528    $20,556    $48,113     $(24,402)    $62,795
                                            =======    =======    =======     ========     =======


                               TANDYCRAFTS, INC.
              Notes to Condensed Consolidated Financial Statements


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three-month periods ended September 30, 1999 and 1998. The results of operations for the three-month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories at September 30, 1999 consisted of the following (in thousands):

            Merchandise held for sale                 $  26,048
            Raw materials and work-in-process            12,316
                                                      ---------
                                                      $  38,364
                                                      =========

NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share is computed by dividing the income (loss) available to shareholders by the weighted-average common share and potential common shares outstanding during the period. For the three-month periods ending September 30, the number of weighted average shares and potential common shares is as follows (in thousands):

                                       Three Months Ended
                                         1999       1998
                                       -------    -------

   Weighted average shares - basic      12,011     12,472
   Potential common shares                   -          3
                                       -------    -------
   Total weighted average common
     and potentially dilutive shares -
     diluted                            12,011     12,475
                                       =======    =======

NOTE 4 - DIVESTITURE

In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan was substantially complete and all retail stores were closed as of June 30, 1999.


As a result of this plan, the Company recorded charges totaling $10,603,000 during fiscal 1999. Approximately $2,458,000 of these charges related to the write-down of inventory to its estimated liquidation value and approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.

Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of September 30, 1999, the lease agreements for 111 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the September 30, 1999 balance sheet (in thousands):

                                   June 30,        Cash       September 30,
                                     1999        Payments         1999
                                 -----------    ---------     ------------
            Lease obligations    $       465    $     107     $        358
            Other                        131           14              117
                                 -----------    ---------     ------------
                                 $       596    $     121     $        475
                                 ===========    =========     ============

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Revenues and operating losses for the divested operations were $9,423,000 and $549,000, respectively, for the three-month period ended September 30, 1998. These operations had no revenue or operating income during the three-month period ended September 30, 1999.

NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1999 was $12,000,000.
The maximum amount of receivables that can be sold may be seasonally adjusted. At September 30, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,402,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $79,600 and $61,700 for the three month periods ended September 30, 1999 and 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

NOTE 6 - DEBT

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility is a $45,000,000 revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility will decline to $40 million on April 1, 2000 to reflect management's projection of reduced capital needs. At September 30, 1999, the Company was not in compliance with certain covenants of the credit facility; however, the Company received a waiver from the banks for these covenant violations through September 30, 1999. Effective October 29, 1999, the Company entered into an Amended and Restated Revolving Credit Agreement with the banks under essentially the same terms as the $45 million facility, except the amended agreement reset certain covenant requirements to levels with which the Company expects to be able to comply. The amendment also granted the banks a security interest in the Company's assets.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

General

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

Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products, the successful transition of the Company's framed art manufacturing from Van Nuys, California to Durango, Mexico, the successful transition of framed art distribution and administration from Van Nuys, California to Fort Worth, Texas, the successful implementation of new information systems, the continued development of direct import programs, the successful conversion of the Cargo Furniture mall stores to the collection store format, relationships with key customers, impact of the Year 2000, relationships with professional sports leagues and other licensors, the possibilities of work stoppages in professional sports leagues, price fluctuations of lumber, paper and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, inflation levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, and regulatory and trade environmental conditions.


The following table presents selected financial data for each of the Company's four divisions for the three-month periods ended September 30, 1999 and 1998 (in thousands):

                                     Three Months Ended September 30,
                                ----------------------------------------
                                        1999                1998           % Increase (Decrease)
                                -------------------   ------------------   --------------------
                                           Operating            Operating            Operating
                                            Income               Income               Income
                                 Sales      (loss)     Sales     (loss)     Sales      (loss)
                                -------    -------    -------    -------    ------    -------
Frames and Wall Decor           $24,562    $ 2,292    $25,649    $ 3,314     (4.2)%    (30.8)%
Office Supplies                  10,639        646     11,065        651     (3.8)      (0.8)
Home Furnishings                  4,127       (118)         -          -    100.0     (100.0)
Gifts                             5,806     (1,086)     4,928         32     17.8    (3493.8)
                                -------    -------    -------    -------    ------    ------
                                 45,134      1,734     41,642      3,997      8.4      (56.6)
Divested operations                   -          -      9,423       (549)  (100.0)     100.0
                                -------    -------    -------    -------    ------    ------

  Total operations, excluding
   corporate                    $45,134    $ 1,734    $51,065    $ 3,448    (11.6)%    (49.7)%
                                =======    =======    =======    =======    ======    ======


Results of Operations

For the quarter ended September 30, 1999, consolidated net sales decreased $5,931,000, or 11.6%, while operating income, excluding corporate, decreased $1,714,000, or 49.7%, compared to the same period last year. Excluding the results of divested operations, net sales increased $3,492,000, or 8.4%, and operating income decreased $2,263,000, or 56.6%. Discussions relative to each of the Company's four product divisions are set forth below.

Frames and Wall Decor
Sales for the Frames and Wall Decor division decreased $1,087,000, or 4.2%, compared to the quarter ended September 30, 1998. Frame sales decreased $3,678,000, or 21.8%, due primarily to a major customer shifting the timing of orders from the first quarter of fiscal 1999 to the second quarter in fiscal 2000. Framed art sales increased $991,000, or 13.6%, primarily from increased sales to existing customers. This division also saw increases in sales of mirrors and table top frames.

Operating income for the Frames and Wall Decor division decreased $1,022,000, or 30.8%, compared to the quarter ended September 30, 1998. Gross margin as a percent of sales increased 1.8 percentage points due to improved operating efficiencies and materials utilization and lower costs of raw materials. Selling, General and Administrative ("SG&A") expenses increased $1,167,000, reflecting start-up costs associated with the Mexico facility, increased information systems costs and increased investment in marketing and product development.

Office Supplies
Sales at Sav-On Office Supplies decreased $426,000, or 3.8%, compared to the same quarter last year, with same-store sales decreasing 4.5%. Sav-On's sales performance continues to reflect the effect of large competitors opening stores in its markets, with only four stores without large competitors this year as opposed to ten last years. However, as stated in previous filings, historically Sav-On stores are significantly impacted the first twelve to fifteen months after a large competitor enters a market but, after the second year, stores typically begin producing sale gains. Because only four stores are without large competition, management anticipates that, once these competitive invasions cycle through their initial impact, revenues will begin to increase. Actual results, however, may differ from this forward looking projection. Please see risk factor discussions contained herein and in other filings with the SEC.

Sav-On's operating income decreased $5,000, or 0.8%, for the quarter ended September 30, 1999 compared to the same quarter last year. Gross profit as a percent of sales increased 0.7 points primarily due to the effect of increased direct importing activity. SG&A expenses decreased $65,000, or 2.1%, compared to the prior year quarter due to more efficient advertising. SG&A expenses as a percent of sales increased to 29.1% from 28.6% in the prior year quarter as a result of the lower sales volume in the current quarter.

Gifts
Net sales for the Gifts division increased $878,000, or 17.8%, compared to the same quarter last year. The sales increase is due to the inclusion of Tandy Leather Direct in this division during fiscal 2000. Tandy Leather Direct had no sales during fiscal 1999. Excluding Tandy Leather Direct, sales of this division decreased $617,000, or 12.5%, resulting primarily from a decline in sales of Licensed Lifestyles, Inc. of $723,000 for the quarter. This decrease continues to reflect the softness in the demand for sports licensed products and the continued consolidation or elimination of the traditional customer base of sporting goods retailers.

The Gifts division had an operating loss of $1,086,000 for the three months ended September 30, 1999 compared to income of $32,000 for the same quarter last year. Approximately, $713,000 of this operating loss related to Licensed Lifestyles resulting from the decline in sales volume of this unit combined with a decline in its gross margin percentage due to the liquidation of discontinued lines of inventory at little or no margin. The remainder of the loss reflects losses at Tandy Leather Direct related to the absorption of start-up and advertising costs, primarily the annual catalogs which were mailed and expensed during September 1999. With the exception of Licensed Lifestyles, management currently expects the rest of this division to be profitable in the second quarter of fiscal 2000.

Home Furnishings
Net sales and operating losses for the Home Furnishings division, comprised of Cargo Furniture, were $4,127,000 and $118,000, respectively, for the quarter ended September 30, 1999. Because the Company started consolidating the results of Cargo Furniture on February 1, 1999, there were no comparable sales or operating income amounts reported for the first quarter of fiscal 1999. The operating loss for the first quarter of fiscal 2000 was in line with management's expectations. The Company converted four mall stores to the Cargo Collection store format during the quarter. Management expects to see improvement in operating results of this division during the remainder of fiscal 2000 as the Company continues to execute its plans to reduce operating expenses, improve gross margins, complete the conversion of stores to the Cargo collection store format and build the Cargo brand and dealer channels.

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

As a result of this plan, the Company recorded charges totaling $10,603,000 during fiscal 1999. Approximately $2,458,000 of these charges related to the write-down of inventory to its estimated liquidation value and approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.

Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of September 30, 1999, the lease agreements for 111 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the September 30, 1999 balance sheet (in thousands):

                                  June 30,         Cash      September 30,
                                    1999         Payments        1999
                                 -----------    ---------    ------------
            Lease obligations    $       465    $     107    $        358
            Other                        131           14             117
                                 -----------    ---------    ------------
                                 $       596    $     121    $        475
                                 ===========    =========    ============

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Revenues and operating losses for the divested operations were $9,423,000 and $549,000, respectively, for the three-month period ended September 30, 1998. These operations had no revenue or operating income during the three-month period ended September 30, 1999.

Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 29.1% as a percent of sales for the quarter ended September 30, 1999 compared to 25.6% for the same quarter last year. In total dollars, selling, general and administrative expenses increased $54,000, or 0.4%, when compared to the same quarter last year. SG&A dollars decreased $4,426,000 due to the closure of the Tandy Leather retail and manufacturing operations during fiscal 1999; however, SG&A expenses increased $2,185,000 and $1,055,000, respectively, due to the inclusion of Cargo and TL Direct in the current quarter.

Depreciation and amortization
Consolidated depreciation and amortization decreased $9,000, or 0.8%, for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998.

Interest expense, net
Net interest expense increased $151,000, or 30.7%, for the quarter ended September 30, 1999 compared to the same quarter last year. The increase in net interest expense is primarily due to $170,000 of interest income recognized during the prior year quarter related to the Family Christian Stores note receivable. As this note was paid in full during fiscal 1999, there was no interest income recognized during the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from borrowings under the Company's revolving credit facility. These funds have been used primarily for funding operations and capital expenditures.

During the quarter ended September 30, 1999, cash increased $80,000. Cash of $6,953,000 was used by operating activities during the quarter primarily to finance increases in working capital. Cash used for investing activities of $2,265,000 resulted from capital expenditures for property and equipment primarily at the Mexico facility. Cash of approximately $9,298,000 was provided by financing activities through increased borrowings under the Company's revolving credit facility.

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility is a $45,000,000 revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility will decline to $40 million on April 1, 2000 to reflect management's projection of reduced capital needs. At September 30, 1999, the Company was not in compliance with certain covenants of the credit facility; however, the Company received a waiver from the banks for these covenant violations through September 30, 1999. Effective October 29, 1999, the Company entered into an Amended and Restated Revolving Credit Agreement with the banks under essentially the same terms as the $45 million facility, except the amended agreement reset certain covenant requirements to levels with which the Company expects to be able to comply. The amendment also granted the banks a security interest in the Company's assets.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge interest rate risk on the Company's interest obligation associated with a portion of its revolving credit facility, and to change the nature of the liability from a variable to a fixed interest obligation. At September 30, 1999, the Company would have had to pay approximately $61,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through September 30, 1999 was $12,000,000.
The maximum amount of receivables that can be sold may be seasonally adjusted. At September 30, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,402,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $79,600 and $61,700 for the three month periods ended September 30, 1999 and 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Cash of approximately $2,265,000 was used for capital expenditures during the quarter ended September 30, 1999. Planned capital expenditures for the remainder of fiscal 2000 approximate $1,900,000 and are primarily targeted for investments in the Frames and Wall Decor division and investments in information systems. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, capital expenditures and current growth plans. Actual results may differ from this forward-looking projection, see risk factors discussed herein.



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

The third phase of the Year 2000 project involved implementing the proposed remediations. With regard to IT systems, all five replacements and all three upgrades have been substantially completed. Testing of the remediations is in process and further remediation efforts may be required thereafter to address Year 2000 issues discovered during testing.

Further, the Company acquired the assets of Cargo Furniture and Accents ("Cargo") late in fiscal 1999. During its due diligence and since its acquisition, the Company identified and analyzed the systems of Cargo that the Company believed were susceptible to failures or processing errors as a result of Year 2000 issues. The Company then analyzed proposed remediations and planned how to implement such remediations. The Company has completed implementation of Cargo's back office system, which is believed to be Year 2000 ready. The implementation of Cargo's Year 2000 ready POS systems should be completed by December 15, 1999.

Additionally, as part of its Year 2000 project, the Company has identified certain service providers, vendors, suppliers, and customers ("Key Partners") that it believes are critical to business operations after January 1, 2000. The Company initiated communications with such Key Partners in an attempt to reasonably ascertain their state of Year 2000 readiness. The Company has received responses to approximately 87% of these questionnaires. The majority of such responses indicated that the Key Partner had Year 2000 remediation programs and expected to be compliant by at least calendar year end 1999. The Company has sent follow-up inquiries to the Key Partners who have not responded to the Company's questionnaire. The Company plans to continue assessment of Key Partners, which may include further communications, interviews and face-to-face meetings, as deemed appropriate. In addition, the Company has implemented a Year 2000-ready electronic data interchange ("EDI") system and is in the process of working with its business partners to convert them over to this system. Despite the Company's efforts, there can be no guarantee that the systems of other companies which the Company relies upon to conduct its operations and business will be Year 2000 compliant.

In addition to the above measures, the Company is developing contingency plans intended to mitigate the possible disruption in business operations from the Year 2000 issue. The Company intends to continue to evaluate and modify contingency planning as additional information becomes available.

The Company estimates that the costs of the Year 2000 project will range from $2.7 million to $2.8 million. The Company has spent approximately $2.7 million on the Year 2000 project so far. The cost estimates do not include any costs associated with the implementation of contingency plans and any potential costs related to any customer or other claims relating to the Year 2000 issue.

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

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of June 30, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at September 30, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.





                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

            Exhibits          Description
            --------   ----------------------------------------

             10.23     Amended and Restated Revolving Credit and Term Loan
                       Agreement

             10.24 Executive Special Termination Agreement (all of the Company's current executive officers who were serving on such on July 1, 1999, signed agreements substantially similar to the form attached in Exhibit 10.24)

             10.25 Executive Severance Agreement (all of the Company's current executive officers who were serving on such on July 1, 1999, except Mr. Allen, signed agreements substantially similar to the form attached in Exhibit 10.25)

             27        Financial Data Schedule


          Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated October 27, 1999, which included the contents of a press release announcing the unaudited results of operations for the three-month period ended September 30, 1999.



                               TANDYCRAFTS, INC.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TANDYCRAFTS, INC.
                                 (Registrant)


Date:  November 15, 1999           By:/s/Michael J. Walsh
                                      ----------------------
                                      Michael J. Walsh
                                      President, Chief Executive Officer
                                      and Director



Date:  November 15, 1999           By:/s/James D. Allen
                                      ----------------------
                                      James D. Allen
                                      Executive Vice President and Chief
                                      Operating Officer
                                      (Principal Financial Officer)