Form 10-Q
period 1999-12-31
TANDYCRAFTS INC
filed 2000-02-14
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended December 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                       Shares outstanding as of January 31, 2000
-----------------------------         -----------------------------------------
Common Stock, $1.00 par value                         12,097,234




                               TANDYCRAFTS, INC.

                                   Form 10-Q

                        Quarter Ended December 31, 1999

                               TABLE OF CONTENTS

                         PART 1 - FINANCIAL INFORMATION

Item                                                                 Page No.
----                                                                 --------

1.    Condensed Consolidated Financial Statements..................       3-9

2.    Management's Discussion and Analysis of
      Financial Condition and Results of Operations................      9-17


                          PART II - OTHER INFORMATION

4.    Submission of Matters to a Vote of Security
      Holders......................................................        18

6.    Exhibits and Reports on Form 8-K.............................        18

      Signatures...................................................        19




                                     PART I
                                     ------
Item 1.  Financial Statements
         --------------------

                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                  Three Months Ended           Six Months Ended
                                     December 31,                 December 31,
                                -----------------------     ------------------------
                                   1999         1998            1999         1998
                                ----------   ----------     ----------    ----------

Net sales                       $   47,431   $   52,853     $   92,564    $  103,918
                                ----------   ----------     ----------    ----------
Operating costs and expenses:
  Cost of goods sold                32,525       39,476         63,021        74,267
  Selling, general and
    administrative                  12,467       20,354         25,601        33,431
  Restructuring charges                  -        8,145              -         8,145
  Depreciation and amortization      1,434        1,088          2,503         2,167
                                ----------   ----------     ----------    ----------
  Total operating costs and
     expenses                       46,426       69,063         91,125       118,010
                                ----------   ----------     ----------    ----------

Operating income (loss)              1,005      (16,210)         1,439       (14,092)
Interest expense, net                  907          591          1,550         1,083
                                ----------   ----------     ----------    ----------

Income (loss) before provision
  for income taxes                      98      (16,801)          (111)      (15,175)
Provision (benefit) for income
  taxes                                 37       (4,578)           (42)       (3,960)
                                ----------   ----------     ----------    ----------

  Net income (loss)             $       61   $  (12,223)    $      (69)   $  (11,215)
                                ==========   ==========     ==========    ==========

Net income (loss) per share -
  basic and diluted             $     0.01   $    (1.00)    $    (0.01)   $    (0.91)
                                ==========   ==========     ==========    ==========

Weighted average common shares
  Basic and diluted                 12,025       12,179         12,038        12,326


                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)

                                                  December 31,       June 30,
                                                      1999             1999
                                                  ------------    ------------
ASSETS
------
Current assets:
   Cash                                           $        958    $        744
   Trade accounts receivable, net of allowance
      for doubtful accounts of $1,647 and
      $2,460, respectively                              28,580          20,783
   Inventories                                          37,594          35,026
   Other current assets                                  5,236           6,988
                                                  ------------    ------------
         Total current assets                           72,368          63,541
                                                  ------------    ------------

Property, plant and equipment, at cost                  58,793          56,250
Accumulated depreciation                               (27,102)        (26,690)
                                                  ------------    ------------
   Property, plant and equipment, net                   31,691          29,560
                                                  ------------    ------------

Other assets                                             5,432           5,256
Goodwill, net                                           24,189          24,694
                                                  ------------    ------------
                                                  $    133,680    $    123,051
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                     12,957          11,988
   Accrued liabilities and other                        16,759          16,467
                                                  ------------     -----------
         Total current liabilities                      29,716          28,455
                                                  ------------     -----------

Long-term debt                                          39,500          30,000

Long-term capital lease obligation                       1,401           1,671

Stockholders' equity:
   Common stock, $1 par value, 50,000,000
      shares authorized, 18,527,988 shares issued       18,528          18,528
   Additional paid-in capital                           20,520          20,559
   Retained earnings                                    48,172          48,241
   Cost of stock in treasury, 6,451,233 shares
      and 6,517,015 shares, respectively               (24,157)        (24,403)
                                                  ------------    ------------
         Total stockholders' equity                     63,063          62,925
                                                  ------------    ------------
                                                  $    133,680    $    123,051
                                                  ============    ============


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                  ---------------------------
                                                     1999             1998
                                                  ----------       ----------

Net cash flows from operating activities          $   (5,095)      $    7,108
                                                  ----------       ----------
Cash flows from investing activities:
  Additions to property and equipment, net            (4,128)          (3,561)
                                                  ----------       ----------
  Net cash used for investing activities              (4,128)          (3,561)
                                                  ----------       ----------
Cash flows from financing activities:
  Treasury stock transactions, net                       207           (2,020)
  Borrowings (payments) under bank credit
   facility, net                                       9,230           (1,730)
                                                  ----------       ----------
      Net cash provided (used) by financing
        activities                                     9,437           (3,750)
                                                  ----------       ----------
Increase (decrease) in cash                              214             (203)
Balance, beginning of period                             744            1,216
                                                  ----------       ----------
Balance, end of period                            $      958       $    1,013
                                                  ==========       ==========



                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                           Additional
                                  Common     paid-in     Retained    Treasury
                                  stock      capital     earnings     stock      Total
                                --------    ---------    --------    --------   --------

Balance, June 30, 1999          $ 18,528     $ 20,559    $ 48,241    $(24,403)  $ 62,925
Sale of 65,782 shares of               -          (39)          -         246        207
treasury stock
Net loss for six months ended
  December 31, 1999                    -            -         (69)          -        (69)
                                --------     --------    --------    --------   --------
Balance, December 31, 1999      $ 18,528     $ 20,520    $ 48,172    $(24,157)  $ 63,063
                                ========     ========    ========    ========   ========


                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of December 31, 1999 and June 30, 1999, and the results of operations and cash flows for the six-month periods ended December 31, 1999 and December 31, 1998. The results of operations for the three and six-month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories consisted of the following (in thousands):

                                                     December 31,     June 30,
                                                         1999           1999
                                                     -----------    ----------

            Merchandise held for sale                $    27,086    $   24,282
            Raw materials and work-in-process             10,508        10,744
                                                     -----------    ----------
                                                     $    37,594    $   35,026
                                                     ===========    ==========


NOTE 3 - EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share is computed by dividing the income (loss) available to shareholders by the weighted-average common shares and potential common shares outstanding during the period. Potential common shares primarily consist of employee and director stock options. However, the Company's 1,265,700 stock options outstanding as of December 31, 1999 were anti-dilutive or neutral and were excluded from the diluted earnings (loss) per share calculation.


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

As a result of this plan, the Company recorded charges totaling $11,106,000 during the three-month period ended December 31, 1998. Approximately $2,961,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of goods sold in the accompanying condensed consolidated statement of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidations sales, $503,000 of the inventory write-down was reversed and credited to cost of goods sold. Approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.


Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of December 31, 1999, the lease agreements for 113 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities in the December 31, 1999 balance sheet (in thousands):

                                  June 30,         Cash      December 31,
                                    1999         Payments       1999
                                 -----------   -----------   -----------
            Lease obligations    $       465   $       199   $       266
            Other                        131            14           117
                                 -----------   -----------   -----------
                                 $       596   $       213   $       383
                                 ===========   ===========   ===========

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Net sales and operating losses (before restructuring charges of $8,145,000) from the Tandy Leather retail and manufacturing operations for the three and six-month periods ended December 31, 1998 were as follows (in thousands):

                                         Three months ended    Six months ended
                                             December 31,        December 31,
                                                1998                1998
                                         ------------------    ----------------

Net sales                                    $  10,758            $  20,185
Operating income (loss)                         (4,926)              (5,475)


NOTE 5 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the amount of outstanding receivables allowed to be sold is seasonally adjusted, but is limited to a maximum of $12,000,000 at any given time. At December 31, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,621,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $111,000 and $191,000 for the three and six-month periods ended December 31, 1999, respectively, and $122,000 and $184,000 for the three and six-month periods ending December 31, 1998, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.


NOTE 6 - DEBT

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility is a $45,000,000 revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility declines to $40 million on April 1, 2000. The agreement was amended in October 1999 to change certain covenant requirements and to grant the Banks a security interest in the Company's assets.


At December 31, 1999, the Company was not in compliance with certain covenants of the credit facility; however, the agreement has been amended to reset such covenants to levels with which the Company complies and expects to comply in the future.

NOTE 7 - CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of December 31, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at December 31, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.

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

The Company is organized into four product related operating divisions: Frames and Wall Decor, Office Supplies, Gifts, and Home Furnishings. The Tandy Leather retail stores and manufacturing operations were closed during fiscal year 1999.

Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products, the successful transition of the Company's framed art manufacturing from Van Nuys, California to Durango, Mexico, the successful transition of framed art distribution and administration from Van Nuys, California to Fort Worth, Texas, the successful implementation of new information systems, the continued development of direct import programs, the successful conversion of the Cargo Furniture mall stores to the Collection store format, relationships with key customers, impact of the Year 2000 related issues, relationships with professional sports leagues and other licensors, the possibilities of work stoppages in professional sports leagues, price fluctuations of lumber, paper and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, inflation levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, and regulatory and trade environmental conditions.

The following table presents selected financial data for each of the Company's four divisions for the three and six-month periods ended December 31, 1999 and 1998 (in thousands):

                             Three Months Ended December 31,
                         ---------------------------------------
                               1999                 1998           % Increase (Decrease)
                         ------------------   ------------------   --------------------
                                   Operating            Operating             Operating
                                    Income               Income                Income
                          Sales     (loss)     Sales     (loss)     Sales      (loss)
                         --------   -------   --------   -------   -------   ----------

Frames and Wall Decor    $ 29,352   $ 2,926   $ 27,464   $ 3,953       6.9%     (26.0)%
Office Supplies             9,286       160      9,779       278      (5.0)     (42.5)
Home Furnishings            3,451      (397)         -         -        (1)        (1)
Gifts                       5,342      (220)     4,852      (175)     10.1      (25.7)
                         --------   -------   --------   -------   -------    ---------
                           47,431     2,469     42,095     4,056      12.7       (39.1)
Divested operations             -         -     10,758    (5,054)   (100.0)      100.0
Restructuring charge            -         -          -    (8,145)        -       100.0
                         --------   -------   --------   -------   -------    ---------
  Total operations,
   excludiing corporate  $ 47,431     2,469   $ 52,853    (9,143)    (10.3)%        (1)
                         ========             ========             =======    =========
Corporate cost, including
  amortization and
  interest                           (2,371)              (7,658)
                                    -------              -------
Income (loss) before
  provision for income
  taxes                             $    98             $(16,801)
                                    =======              =======


                              Six Months Ended December 31,
                         ---------------------------------------
                               1999                  1998           % Increase(Decrease)
                         ------------------   ------------------   ---------------------
                                   Operating             Operating            Operating
                                    Income               Income                Income
                          Sales      (loss)    Sales     (loss)     Sales      (loss)
                         --------   -------   --------   -------   -------    ---------
Frames and Wall Decor    $ 53,913   $ 5,218   $ 53,111   $ 7,267       1.5%      (28.2)%
Office Supplies            19,926       806     20,844       930      (4.4)      (13.3)
Home Furnishings            7,578      (515)         -         -        (1)         (1)
Gifts                      11,147    (1,306)     9,778      (143)     14.0      (813.3)
                         --------   -------   --------   -------   -------    ---------
                           92,564     4,203     83,733     8,054      10.6       (47.8)
Divested operations             -         -     20,185    (5,603)   (100.0)      100.0
Restructuring charge            -         -          -    (8,145)        -       100.0
                         --------   -------   --------   -------   -------    ---------

  Total operations,
   excluding corporate   $ 92,564     4,203   $103,918    (5,694)    (10.9)%        (1)
                         ========             ========             =======    =========
Corporate cost, including
  amortization and
  interest                           (4,314)              (9,481)
                                    -------              -------
Income (loss) before
  provision for income
  taxes                             $  (111)            $(15,175)
                                    =======              =======

(1)  Does not calculate.



RESULTS OF OPERATIONS

Consolidated net sales for the three and six months ended decreased by 10.3% and 10.9%, respectively, primarily due to the closure of the leather and craft retail stores during fiscal year 1999, offset by the addition of the Home Furnishings division in the second half of fiscal year 1999.

Operating income improved for the three and six-month period ending December 31, 1999 as compared to the corresponding prior year periods primarily due to losses incurred by the divested operations and the restructuring charge incurred in the prior year. Discussions relative to each of the Company's four product divisions are set forth below.


Frames and Wall Decor
Net sales for the Frames and Wall Decor division increased $1,888,000 or 6.9% for the quarter ending December 31, 1999 primarily due to a major customer shifting certain orders from the first quarter to the second quarter of fiscal year 2000. For the six-month period ended December 31, 1999, net sales of the Frames and Wall Decor division increased $802,000, or 1.5% primarily due to increases in sales of framed art products.

Operating income for the Frames and Wall Decor division decreased $1,027,000, or 26%, and $2,049,000, or 28.2%, for the three and six-month periods ended December 31, 1999 primarily due to increased investment in marketing and product development and costs incurred in transitioning certain manufacturing from California to Mexico. For the six-month period ended December 31, 1999, gross margin as a percent of sales were relatively flat compared to the prior year. Selling, General and Administrative ("SG&A") expenses for the six-month period ended December 31, 1999 increased $1,994,000 and increased as a percent of sales from 11.4% to 15.0%, reflecting start-up costs associated with the Mexico facility, increased information systems costs and increased investment in marketing and product development.

The Company expects to continue to incur certain duplicative expenses due to the operation of both the Van Nuys, California and Durango, Mexico facilities.
These duplicative expenses will impact results until the Van Nuys facility is closed, which is currently expected to occur in the fourth quarter of fiscal 2000. The Company will also incur certain expenses related to the transfer of equipment from Van Nuys to Durango.

Office Supplies
Sales at Sav-On Office Supplies decreased $493,000, or 5%, and $918,000, or 4.4%, for the three and six-month periods ending December 31, 1999 compared with the same periods last year. Same-store sales declined 5.8% and 5.1% for the three and six-month periods ended December 31, 1999, respectively. Sav-On's sales performance continues to reflect the effect of large competitors opening stores in its markets, with only four stores without large competitors this year as opposed to ten last year. However, as stated in previous filings, historically Sav-On stores are significantly impacted the first twelve to fifteen months after a large competitor enters a market but, after the second year, stores typically began producing sale gains. However, actual results may differ from this historical trend. Please see risk factor discussions contained herein and in other filings with the SEC.

Sav-On's operating income decreased by $118,000 and $124,000 for the three and six-month periods ended December 31, 1999, respectively, compared to the same periods last year. The decline is due to the decrease in sales. Gross profit as a percent of sales remained relatively constant. SG&A expenses for the six-month period decreased $106,000 compared to the prior year. As a percent of sales SG&A expenses increased from 29.8% to 30.6% a result of the lower sales volume.


Home Furnishings
Net sales and operating losses for the Home Furnishings division, comprised of Cargo Furniture, were $7,578,000 and $515,000, respectively, for the six-month period ended December 31, 1999. Because the Company started consolidating the results of Cargo Furniture on February 1, 1999, there were no operating results reported for the six-month period ended December 31, 1998. Cargo Furniture has completed all but 5 stores in its program to convert its mall based stores to the Cargo Collection format, a larger and more customer friendly setting. Cargo is also in the process of broadening its supplier base, including sourcing products from more competitive manufacturers. Management expects to see improvement in operating results of this division during the remainder of fiscal 2000 as the Company continues to execute its plans to reduce operating expenses, improve gross margins, complete the conversion of stores to the Cargo Collection store format and build the Cargo brand and dealer channels. However, actual results may differ from management's expectations. Please see risk factor discussions contained herein and in other filings with the SEC.


Gifts
Net sales for the Gifts division increased $490,000, or 10.1%, and $1,369,000, or 14.0%, for the three and six-month periods ended December 31, 1999. The sales increase is due to the inclusion of Tandy Leather Direct in the Gifts division during fiscal 2000. Excluding Tandy Leather Direct, sales of the Gifts division net sales decreased $1,419,000, or 29.3%, and $2,036,000, or 20.8%, for the three and six-month periods ended December 31, 1999. The decline reflects the continued softness in the demand for sports licensed products and the continued consolidation or elimination of the traditional customer base of sporting goods retailers.

The Gifts division had an operating loss of $220,000 and $1,306,000 for the three and six-month periods ended December 31, 1999, respectively, compared to an operating loss of $175,000 and $143,000 for the same periods last year.

Excluding Tandy Leather Direct, the Gifts division incurred an operating loss of $791,000 and $1,554,000 for the three and six-month periods ending December 31, 1999. The operating losses primarily reflect the decline in sales of licensed products combined with declining margins as the division sells through certain discontinued lines at lower than normal gross margins. The division expects the sale of discontinued lines to continue for the next several months. Excluding Tandy Leather Direct, the Gift division gross margin declined from 34.8% during the six months ended December 31, 1998 to 29.0% this year. Gross margins, including Tandy Leather Direct, for the six-month period ending December 31, 1999 were 37.2%. SG&A increased $650,000, or 40% primarily due to the addition of Tandy Leather Direct.

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

As a result of this plan, the Company recorded charges totaling $11,106,000 during the three-month period ended December 31, 1998. Approximately $2,961,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of goods sold in the accompanying condensed consolidated statement of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidations sales, $503,000 of the inventory write-down was reversed and credited to cost of goods sold. Approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.

Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of December 31, 1999, the lease agreements for 113 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the December 31, 1999 balance sheet (in thousands):

                                  June 30,         Cash       December 31,
                                    1999         Payments         1999
                                 -----------    ---------     -----------
            Lease obligations    $       465    $     199     $       266
            Other                        131           14             117
                                 -----------    ---------     -----------
                                 $       596    $     213     $       383
                                 ===========    =========     ===========

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Revenues and operating losses (before restructuring charges of $8,145,000) from the Tandy Leather retail and manufacturing operations for the three and six-month periods ended December 31, 1998 were as follows (in thousands):

                                      Three months ended   Six months ended
                                          December 31,        December 31,
                                              1998                1998
                                      ------------------   ----------------

Sales                                     $   10,758          $   20,185
Operating income (loss)                       (4,926)             (5,475)


Selling, general and administrative expenses
Consolidated selling, general and administrative expenses were 26.3% and 27.7% as a percent of sales for the three and six-month periods ended December 31, 1999, respectively, compared to 38.5% and 32.2% for the same periods last year. SG&A for the six-month periods ended December 31, 1999 decreased $7,830,000, or 23%, compared to the same period last year. The decrease primarily relates to the closure of the Tandy Leather retail and manufacturing operations in fiscal year 1999 and to certain unusual Corporate charges incurred in fiscal 1999 primarily consisting of the loss of $3,465,000 recognized in connection with the Company's performance under the Cargo loan guarantee. These decreases were partially offset by the addition of the Cargo Furniture and Tandy Leather Direct divisions, and the factors affecting the Frames and Wall Decor division as previously discussed.


Depreciation and amortization
The increase in depreciation and amortization is primarily due to the addition of the Company's new manufacturing facility in Durango, Mexico, and new information systems which have been brought on line since June 30, 1999.

Interest expense, net

Net interest expense increased $316,000, 53%, and $467,000, 43%, for the three and six-month periods ended December 31, 1999 compared to the same periods last year. The increase in net interest expense is primarily due to $170,000 and $340,000 of interest income recognized during the three and six month periods ended December 31, 1998, respectively, related to a note received in the sale of Joshua's Christian Book Stores. This note was paid in full during fiscal 1999. The remainder of the increase in interest expense is due to higher average borrowings and higher interest rates.



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from borrowings under the Company's revolving credit facility. These funds have been used primarily for funding operations and capital expenditures.

During the six-months ended December 31, 1999, cash increased $214,000. Cash of $5,095,000 was used by operating activities during the six months primarily to finance seasonal increases in inventory and accounts receivable. Cash used for investing activities of $4,128,000 resulted from capital expenditures for property and equipment primarily at the manufacturing facility in Durango, Mexico. Cash of approximately $9,437,000 was provided primarily by increased borrowings under the Company's revolving credit facility and was used to finance the Company's working capital needs and capital expenditures discussed above.

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility is a $45,000,000 revolving line of credit with a maturity date of March 31, 2001 and is renewable annually. The amount of credit available under the facility declines to $40 million on April 1, 2000. The agreement was amended in October 1999 to change certain covenant requirements and to grant the Banks a security interest in the Company's assets.

At December 31, 1999, the Company was not in compliance with certain covenants of the credit facility; however, the agreement has been amended to reset such covenants to levels with which the Company complies and expects to comply in the future.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term and is being accounted for as a hedge by the Company. The transaction was executed to hedge a portion of the Company's interest rate risk by changing the nature of the interest obligation on its credit facility from a floating LIBOR rate to a fixed interest rate. At December 31, 1999, the Company would have received approximately $53,000 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company also utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable. Under the program, the maximum amount allowed to be sold at any given time through December 31, 1999 was $12,000,000.
The maximum amount of receivables that can be sold may be seasonally adjusted. At December 31, 1999, the amount of trade accounts receivable outstanding which had been sold approximated $5,621,000. The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $111,000 and $191,000 for the six month periods ended December 31, 1999. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Cash of approximately $4,128,000 was used for capital expenditures during the six months ended December 31, 1999. Planned capital expenditures for the remainder of fiscal 2000 approximate $1,200,000 and are primarily targeted for investments in the Frames and Wall Decor division, in information systems, and to a lesser extent store conversions and upgrades in the Office Supply and Home Furnishing divisions . Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, interest obligations, and planned capital expenditures. Actual results may differ from this forward-looking projection; see risk factors discussed herein.


THE YEAR 2000

The Company implemented a comprehensive project ("Year 2000 project") designed to minimize or eliminate business disruption caused by potential processing problems associated with the Year 2000 issue. The Year 2000 project addressed both the Company's information technology ("IT") systems and non-IT systems.
The Year 2000 project primarily consisted of three phases: identification and analysis of Year 2000 issues; planning and analysis of proposed remediations for Year 2000 issues; and implementation of remediations for Year 2000 issues and testing. As part of its remediation efforts, the Company replaced five IT systems and upgraded three IT systems. The Company also engaged in contingency planning intended to mitigate the possible disruption in business operations from the Year 2000 issue. Further, on or about June 11, 1999, the Company acquired the assets of Cargo Furniture and Accents ("Cargo") and thereafter implemented the process described above relating to Cargo's Year 2000 issues.

The Year 2000 project was substantially completed prior to December 31, 1999. The Company has not experienced any material disruptions due to Year 2000 issues. In recent weeks, the Company has received Year 2000 patches from some of its business partners and has and will continue to implement those patches.

As of December 31, 1999, the Company had spent approximately $2.8 million on the Year 2000 project. The Company currently does not anticipate any further material expenditures on Year 2000 project. This projection does not include any potential costs associated with the implementation of contingency plans or the implementation of upgrades to fix Year 2000 issues provided by our suppliers. This projection also does not include any potential costs related to any customer or other claims relating to the Year 2000 issue. However, no such claims have yet been asserted and the Company does not currently expect any such claims.

Additionally, as part of its Year 2000 project, the Company identified certain service providers, vendors, suppliers, and customers ("Key Partners") that it believed were critical to business operations. The Company communicated with such Key Partners in an attempt to reasonably ascertain their state of Year 2000 readiness. The Company received responses to approximately 87% of these questionnaires. The majority of such responses indicated that the Key Partner had Year 2000 remediation programs and expected to be compliant by at least year end 1999. The Company sent follow-up inquiries to the Key Partners who did not respond to the Company's questionnaire. In addition, the Company implemented a Year 2000 ready electronic data interchange ("EDI") system and worked with its business partners to convert them over to this system. Despite the Company's efforts, a small portion of the Company's business partners did not convert to this system and the Company switched these business partners from EDI to paper transactions.

Based on these responses and the Company's experience, the Company believes that most of its business partners were either Year 2000 compliant or have not yet incurred any Year 2000-related disruptions. Nevertheless, due to the vast number of systems used by the Company, the significant number of service providers, vendors, suppliers and customers, and the interdependent nature of systems, there can be no guarantee that the systems and products of other companies upon which the Company relies to conduct its operations and business are or will continue to be Year 2000 compliant and that the Company will not experience some disruption in its business due to the Year 2000 issue. However, the Company believes that its Year 2000 project and related contingency planning should reduce the adverse effect any such disruptions may have.

The Year 2000 project is an ongoing process and the projections, estimates, risk assessments, and other factors discussed herein are forward looking statements and are subject to change. Risk factors that may actual results to differ from estimates or projections include without limitation, the continued availability of qualified personnel and other information technology resources; the ability to identify and remediate all date sensitive lines of computer code and embedded chips; the timely receipt and intallation of Year 2000 ready replacement systems and upgrades; the actions of third parties with respect to the Year 2000 issue; the ability to implement contingency plans; and the occurrence of broad-based or systemic economic failures.

CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. An accrual for claims associated with the alleged guarantees on leases rejected as of December 31, 1999 has been established. Based on the information presently available, management believes the amount of the accrual at December 31, 1999 is adequate to cover the liability the Company may incur under the alleged guarantees.



                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to Vote of Security Holders
------

      The following proposals were approved at the Company's annual meeting held on November 10, 1999:

                                                  Affirmative    Votes Against
                                                     Votes       or Withheld
                                                  -----------    -------------
        1. Election of management's slate of
            nominees to serve as Directors:
              R. Earl Cox III                       8,642,842      2,212,442
              Joe K. Pace                           8,661,680      2,193,604
              Colon Washburn                        8,674,355      2,180,929
              Sheldon I. Stein                      8,603,632      2,251,652
              Michael J. Walsh                      8,647,503      2,213,781

Item 6.     Exhibits and Reports on Form 8-K
-------
            Exhibits          Description
            --------     -----------------------
               27        Financial Data Schedule


            Reports on Form 8-K:

               The Company filed a Current Report on Form 8-K, dated November 17, 1999, which included the contents of a press release announcing certain Board of Director and corporate management changes for the Company.

               The Company filed a Current Report on Form 8-K, dated December 14, 1999, which included the contents of a press release announcing the promotion of Leo Taylor to Senior Vice President of Finance.

               The Company filed a Current Report on Form 8-K, dated January 25, 2000, which included the contents of a press release announcing certain management changes for the Company's Frames and Wall Decor division, Pinnacle Art & Frame.

               The Company filed a Current Report on Form 8-K, dated February 2, 2000, which included the contents of a press release announcing the unaudited results of operations for the three and six-month periods ended December 31, 1999.



                               TANDYCRAFTS, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date:  February 14, 2000                  By /s/Michael J. Walsh
                                             -----------------------
                                             Michael J. Walsh
                                             Chairman and Chief
                                             Executive Officer and
                                             Director




Date: February 14, 2000                   By:/s/Leo Taylor
                                             -----------------------
                                             Leo Taylor
                                             Senior Vice President of Finance
                                             (Principal Financial Officer)



Date: February 14, 2000                   By:/s/Nathan New
                                             -----------------------
                                             Nathan New
                                             Corporate Controller
                                             (Principal Accounting Officer)