Form 10-Q
period 2000-03-31
TANDYCRAFTS INC
filed 2000-05-15
CIK 96294

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                          Shares outstanding as of April 30, 2000
Common Stock, $1.00 par value                       12,138,835



                               TANDYCRAFTS, INC.

                                   Form 10-Q

                          Quarter Ended March 31, 2000
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



                                     PART I
Item 1.      Financial Statements

                               TANDYCRAFTS, INC.
                  Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                   Three Months Ended            Nine Months Ended
                                        March 31,                    March 31,
                                  -----------------------       ----------------------
                                    2000           1999           2000          1999
                                  --------       --------       --------      --------

Net Sales                         $ 34,457       $ 45,868       $119,115      $140,006
                                  --------       --------       --------      --------

Operating costs and expenses:
  Cost of products sold             24,350         33,117         81,713       101,008
  Selling, general and
    administrative                  10,715         13,457         32,743        43,588
  Restructuring charges                  -              -              -         8,145
  Depreciation and amortization      1,087            997          3,362         2,918
                                  --------       --------       --------      --------
    Total operating costs and
      expenses                      36,152         47,571        117,818       155,659
                                  --------       --------       --------      --------

Operating income (loss)             (1,695)        (1,703)         1,297       (15,653)
Interest expense, net                1,152            517          2,701         1,600
                                  --------       --------       --------      --------

Loss before provision for
  income taxes                      (2,847)        (2,220)        (1,404)      (17,253)
Benefit for income taxes              (934)          (559)          (463)       (4,471)
                                  --------       --------        -------      --------

     Net loss from continuing
       operations                   (1,913)        (1,661)          (941)      (12,782)
                                  --------       --------        -------      --------

Discontinued operations
    Net loss from discontinued
      operations net of
      income taxes                    (585)          (212)        (1,625)         (306)
    Net loss on disposal of
      discontinued operations,
      net of income taxes           (4,142)             -         (4,142)            -
                                  --------       --------        -------      --------
        Net loss on discontinued
          operations                (4,727)          (212)        (5,767)         (306)
                                  --------       --------        -------      --------

Net loss                          $ (6,640)      $ (1,873)       $(6,708)     $(13,088)
                                  ========       ========        =======      ========

Basic and diluted net loss per share
  Continuing operations           $  (0.16)      $  (0.14)       $ (0.08)     $  (1.04)
  Discontinued operations            (0.39)         (0.02)         (0.48)        (0.03)
                                  --------       --------        -------      --------
  Net loss per share                 (0.55)         (0.16)         (0.56)        (1.07)
                                  ========       ========        =======      ========


Weighted average common shares
      outstanding                   12,093         12,052         12,049        12,236


                               TANDYCRAFTS, INC.
                     Condensed Consolidated Balance Sheets
                             (Dollars in thousands)
                                  (Unaudited)
                                                   March 31,        June 30,
                                                      2000            1999
                                                  -----------      ----------
ASSETS
Current assets:
  Cash, including short-term investments          $       913      $      744
  Trade accounts receivable, net of allowance for
    doubtful accounts of $1,226 and $2,460,
    respectively                                       21,668          20,783
  Inventories                                          36,349          35,026
  Other current assets                                  5,346           6,988
                                                  -----------      ----------
      Total current assets                             64,276          63,541
                                                  -----------      ----------

Property and equipment, at cost                        55,200          56,250
Less-accumulated depreciation                         (26,006)        (26,690)
                                                  -----------      ----------
  Property and equipment, net                          29,194          29,560
                                                  -----------      ----------

Other assets                                              586             924
Deferred tax assets                                     7,634           4,332
Investment in discontinued operations                   5,371               -
Goodwill, net                                          20,145          24,694
                                                  -----------      ----------

                                                  $   127,206      $  123,051
                                                  ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    12,369      $   11,988
  Accrued liabilities and other                        15,182          16,467
  Current portion of long-term debt                     1,800               -
                                                  -----------      ----------
      Total current liabilities                        29,351          28,455
                                                  -----------      ----------

Long-term debt, net of current maturities              40,000          30,000
Long-term capital lease obligation                      1,292           1,671
                                                  -----------      ----------

    Total liabilities                                  70,643          60,126
                                                  -----------      ----------

Stockholders' equity:
  Common stock, $1 par value, 50,000,000 shares
    authorized, 18,527,988 shares issued               18,528          18,528
  Additional paid-in capital                           20,493          20,559
  Retained earnings                                    41,533          48,241
  Cost of stock in treasury, 6,407,319 shares
    and 6,517,015 shares, respectively                (23,991)        (24,403)
                                                  -----------      ----------
      Total stockholders' equity                       56,563          62,925
                                                  -----------      ----------

                                                  $   127,206      $  123,051
                                                  ===========      ==========


                               TANDYCRAFTS, INC.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                      Nine Months Ended
                                                   March 31,      March 31,
                                                     2000           1999
                                                  ----------      ---------

Net cash flows from operating activities          $   (7,123)     $   7,162
                                                  ----------      ---------

Cash flows from investing activities:
  Additions to property and equipment, net            (4,475)        (6,478)
  Collection of note receivable                            -          8,312
                                                  ----------      ---------
      Net cash provided (used) for
        investing activities                          (4,475)         1,834
                                                  ----------      ---------

Cash flows from financing activities:
  Treasury stock transactions, net                        344        (2,117)
  Borrowings (payments) under bank
    credit facilities                                  11,423        (6,730)
                                                  -----------     ---------
      Net cash provided (used) for
        financing activities                           11,767        (8,847)
                                                  -----------     ---------

Increase in cash, including short-term investment         169           149
Balance, beginning of period                              744         1,216
                                                  -----------     ---------
Balance, end of period                            $       913     $   1,365
                                                  ===========     =========


Supplemental data:
Acquisition of business
    Fair value of assets acquired                  $        -     $   3,856
    Liabilities assumed                            $        -     $   3,856



                               TANDYCRAFTS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                             (Dollars in thousands)
                                  (Unaudited)

                                        Additional
                              Common     paid-in    Retained   Treasury
                              Stock      Capital    earnings    Stock      Total
                             --------   --------    --------   --------   --------

Balance, June 30, 1999       $ 18,528   $ 20,559    $ 48,241   $(24,403)  $ 62,925
Sale of 109,698 shares of
  treasury stock                    -        (66)          -        412        346

Net loss for nine months
  ended   March 31, 2000            -          -      (6,708)         -     (6,708)
                             --------   --------    --------   --------   --------
Balance, March 31, 2000      $ 18,528   $ 20,493    $ 41,533   $(23,991)  $ 56,563
                             ========   ========    ========   ========   ========


                               TANDYCRAFTS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 2000 and June 30, 1999, and the results of operations and cash flows for the nine-month periods ended March 31, 2000 and March 31, 1999. The results of operations for the three and nine-month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1999 Annual Report to Stockholders.

NOTE 2 - INVENTORIES

The components of inventories consisted of the following (in thousands):

                                         March 31,       June 30,
                                            2000           1999
                                         ---------      ---------

Merchandise held for sale                $  26,607      $  24,282
Raw materials and work-in-process            9,742         10,744
                                         ---------      ---------
                                         $  36,349      $  35,026
                                         =========      =========


NOTE 3 - EARNINGS PER SHARE

Basic earnings per share is computed by dividing income (loss) available to common shareholders by the weighted-average common shares outstanding. Diluted earnings per share is computed by dividing the income (loss) available to shareholders by the weighted-average common shares and potential common shares outstanding during the period. Potential common shares primarily consist of employee and director stock options. However, the Company's 1,265,700 stock options outstanding as of March 31, 2000 were anti-dilutive or neutral and were excluded from the diluted earnings (loss) per share calculation.


NOTE 4 - DISCONTINUED OPERATIONS

On April 27, 2000, the Board of Directors approved management's plans to dispose of, by way of sale, its Gift Division, consisting of: Tag Express, which sells and distributes licensed sports products; J-Mar, which creates and sells inspirational Christian paper gifts and related products; and Rivertown Button, which manufactures campaign style buttons and other promotional products on a contract basis. The Company has reported the results of operations of the Gifts division and the estimated loss on its disposal as discontinued operations.

The Company has agreed to basic terms with potential buyers and has executed letters of intent on each of the units. The pending transactions are all tentatively scheduled to close by the end of the fourth quarter of fiscal year 2000. Based on current agreements, which are subject to due diligence, expected net proceeds range from $5-6 million. Such proceeds will be used to reduce the Company's outstanding debt balance. The following is summary financial information for the Company's discontinued operations (in thousands):

                                Three Months Ended      Nine Months Ended
                                     March 31                March 31
                                  2000       1999        2000       1999
                                -------    -------     -------    -------

Net Sales                       $ 3,325    $ 4,385     $11,067    $14,165
                                =======    =======     =======    =======

Loss from discontinued operations:
  Operating loss before
    income taxes                   (872)      (316)     (2,424)      (459)
  Income tax benefit               (287)      (104)       (799)      (153)
                                -------    -------     -------    -------
Net loss from discontinued
  operations                       (585)      (212)     (1,625)      (306)
                                -------    -------     -------    -------

Loss on disposal of discontinued operations:
  Estimated operating
    losses until time of sale      (822)      -           (822)      -
  Estimated loss on sale         (5,360)      -         (5,360)      -
  Income tax benefit             (2,040)      -         (2,040)      -
                                -------    -------     -------    -------
Net loss on disposal             (4,142)      -         (4,142)      -
                                -------    -------     -------    -------

Net loss on discontinued
  operations                    $(4,727)   $  (212)    $(5,767)   $  (306)
                                =======    =======     =======    =======

The net assets of these discontinued operations primarily include accounts receivable, inventory, equipment, and related liabilities. Such amounts have been reclassified and recorded in the accompanying consolidated balance sheet as of March 31, 2000 as "Investment in discontinued operations".

The estimated proceeds and loss on discontinued operations are based on management's judgements on information currently available. Adjustments to these amounts may be necessary in the future.

NOTE 5 - DIVESTITURE

In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan was substantially complete and all retail stores were closed as of June 30, 1999. The Company has retained a portion of this business through Tandy Leather Direct that sells products through the Internet and traditional catalogue processes.

As a result of this plan, the Company recorded charges totaling $11,106,000 in the second quarter of fiscal year 1999. Approximately $2,961,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of goods sold in the accompanying condensed consolidated statement of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidations sales, $503,000 of the inventory write-down was reversed and credited to cost of goods sold. Approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.

Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of March 31, 2000, the lease agreements for 116 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in accrued liabilities in the March 31, 2000 balance sheet (in thousands):

                        June 30,          Cash         March 31,
                          1999          Payments          2000
                      ----------      ----------      ----------

Lease obligations     $      465      $      290      $      175
Other                        131              14             117
                      ----------      ----------      ----------
                      $      596      $      304      $      292
                      ==========      ==========      ==========

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring pro-visions may be necessary in the future based on further development of restructuring related costs.

Net sales and operating losses (before restructuring charges of $8,145,000) from the Tandy Leather retail and manufacturing operations for the three and nine-month periods ended March 31, 1999 were as follows (in thousands):

                          Three months ended        Nine months ended
                            March 31, 1999            March 31, 1999
                          ------------------        -----------------

   Sales                      $  10,788                 $  30,971
   Operating income (loss)       (3,095)                   (8,570)


NOTE 6 - ACCOUNTS RECEIVABLE SECURITIZATION

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly-owned subsidiary, certain trade accounts receivable. Under the program, the amount of outstanding receivables allowed to be sold is seasonally adjusted, but is limited to a maximum of $12,000,000 at any given time. At March 31, 2000, the amount of trade accounts receivable outstanding which had been sold approximated $3,000,000.
The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $71,000 and $262,000 for the three and nine-month periods ended March 31, 2000, respectively, and $86,000 and $270,000 for the three and nine-month periods ending March 31, 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

NOTE 7 - DEBT

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility, as amended, is a $45,000,000 revolving line of credit with a maturity date of June 30, 2001 and is renewable annually. The amount of credit available under the facility declines to $40 million on September 30, 2000. The agreement was amended in October 1999 to change certain covenant requirements and to grant the Banks a security interest in the Company's assets.

At March 31, 2000, the Company was not in compliance with certain covenants of the credit facility; however, the agreement has been amended to reset such covenants to levels with which the Company complies and expects to comply in the future.


NOTE 8 - CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. The Company has previously recognized an accrual for claims associated with the alleged guarantees on leases. Based on the information presently available, management believes the amount of the accrual at March 31, 2000 is adequate to cover the liability the Company may incur under the alleged guarantees.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Tandycrafts, Inc. ("Tandycrafts" or the "Company") is a leading maker and marketer of consumer products, including frames and wall decor, office supplies, home furnishings and leather crafts. The Company's products are sold nationwide through wholesale distribution channels, including mass merchandisers and specialty retailers, and direct-to-consumer channels through the Company's retail stores, mail order and the Internet.

The Company is organized into four product related operating divisions: Frames and Wall Decor, Office Supplies, Leather Crafts, and Home Furnishings. On April 27, 2000, the Company's Board of Directors approved management's plans to sell the Company's Gift division, consisting of Tag Express, J-Mar, and Rivertown Button. See discontinued operations below. The Company also announced that it is seeking potential buyers for its Office Supply division; however, no definitive decisions have been reached as of the date of this report on Form 10-
Q. The Tandy Leather retail stores and manufacturing operations were closed during fiscal year 1999.

Certain statements in this discussion, other filings with the Securities and Exchange Commission and other Company statements are not historical facts but are forward looking statements. The words "believes," "expects," "estimates," "projects," "plans," "could," "may," "anticipates," or the negative thereof or other variations or similar terminology, or discussions of strategies or plans identify forward-looking statements. These forward-looking statements reflect the Company's reasonable judgments with respect to future events and are subject to risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties include, but are not limited to, the Company's ability to reduce costs through the consolidation of certain operations, customers' willingness, need, demand and financial ability to purchase the Company's products, new business opportunities, the successful development and introduction of new products, the successful transition of the Company's framed art manufacturing from Van Nuys, California to Durango, Mexico, the successful transition of framed art distribution and administration from Van Nuys, California to Fort Worth, Texas, the successful implementation of new information systems, the continued development of direct import programs, the successful conversion of the Cargo Furniture mall stores to the Collection store format, relationships with key customers, relationships with professional sports leagues and other licensors, the possibilities of work stoppages in professional sports leagues, the timing and ultimate proceeds from the sale of the Company's Gift division, price fluctuations of lumber, paper and other raw materials, seasonality of the Company's operations, effectiveness of promotional activities, changing business strategies and intense competition in retail operations. Additional factors include economic conditions such as interest rate fluctuations, consumer debt levels, inflation levels, changing consumer demand and tastes, competitive products and pricing, availability of products, inventory risks due to shifts in market demand, and regulatory and trade environmental conditions.

The following table presents selected financial data for each of the Company's continuing operations for the three and nine-month periods ended March 31, 2000 and 1999 (in thousands):


                                            Three Months Ended March 31,
                                  ---------------------------------------------
                                         2000                      1999
                                  --------------------     --------------------
                                             Operating                Operating
                                               Income                   Income
                                   Sales       (loss)       Sales       (loss)
                                  -------    ---------     -------    ---------

Frames and Wall Decor             $19,414    $    (308)    $22,172    $   2,645
Office Supplies                    10,005          439      10,388          618
Leather Crafts                      1,793          144          a            a
Home Furnishings                    3,245         (976)      2,520         (101)
Divested operations                  -           -          10,788       (3,173)
                                  -------    ---------     -------    ---------

Total continuing operations,
  excluding corporate             $34,457         (701)    $45,868          (11)
                                  =======    ---------     =======    ---------


Corporate cost, including
    Amortization and interest                   (2,146)                 (2,209)
    Benefit for income taxes                      (934)                   (559)
                                             ---------                --------
Loss from continuing
  operations                                 $  (1,913)               $ (1,661)
                                             =========                ========



                                             Nine Months Ended March 31,
                                  ---------------------------------------------
                                          2000                     1999
                                  --------------------     --------------------
                                             Operating                Operating
                                               Income                   Income
                                   Sales       (loss)       Sales       (loss)
                                  --------   ---------     --------   ---------

Frames and Wall Decor             $ 73,224   $   4,909     $ 75,283   $   9,912
Office Supplies                     29,931       1,245       31,232       1,548
Leather Crafts                       5,198         277           a           a
Home Furnishings                    10,762      (1,492)       2,520        (102)
Divested operations                   -           -          30,971      (8,777)
Restructuring charge                  -           -             -        (8,145)
                                  --------   ---------     --------   ---------

  Total continuing operations,
    excluding corporate           $119,115       4,939     $140,006      (5,564)
                                  ========                 ========

Corporate cost, including
  amortization and interest                     (6,343)                 (11,689)
Benefit for income taxes                          (463)                  (4,471)
                                             ---------                ---------
  Loss from continuing
    operations                               $    (941)               $ (12,782)
                                             =========                =========

a - In fiscal year 1999, Leather Crafts products were sold through a chain of retail stores, which were closed as of June 30, 1999 and included in "divested operations".


RESULTS OF OPERATIONS

Consolidated net sales from continuing operations (referred to as consolidated net sales) for the three and nine months ended decreased by 24.9% and 14.9%, respectively, primarily due to the closure of the leather and craft retail stores during fiscal year 1999 and to a lesser extent, a reduction in sales at the company's Frames and Wall Decor Division. These factors were offset by the addition of the Home Furnishings division in the second half of fiscal year 1999 and the direct to consumer Leather Craft division.

Operating income improved for the nine-month period ending March 31, 2000 as compared to the corresponding prior year periods primarily due to losses incurred by the divested operations and the restructuring charge incurred in the prior year. Discussions relative to each of the Company's four product divisions are set forth below.

Frames and Wall Decor

Net sales for the Frames and Wall Decor division decreased $2,758,000 or 12.4% for the three months ending March 31, 2000. The Company believes that a portion of this change is a matter of timing in ordering from a significant customer. For the nine-month period ended March 31, 2000, net sales of the Frames and Wall Decor division decreased $2,059,000 or 2.7%.

Operating income for the Frames and Wall Decor division decreased $2,953,000, and $5,003,000 for the three and nine-month periods ended March 31, 2000. For the nine-month period ended March 31, 2000, gross margin as a percent of sales declined to 24.8% from 26.4% in the prior year primarily as a result of costs incurred due to a delay in transition of manufacturing from California to Mexico. Selling, General and Administrative ("SG&A") expenses for the nine-month period ended March 31, 2000 increased $2,660,000 and increased as a percent of sales from 12.0% to 16.0%, reflecting start-up costs associated with the Mexico facility, increased information systems costs and increased investment in marketing and product development.

The Company expects to continue to incur certain duplicative expenses due to the operation of both the Van Nuys, California and Durango, Mexico facilities.
These duplicative expenses will impact results until the Van Nuys facility is closed, which is currently expected to occur at the end of the fourth quarter of fiscal 2000. The Company will also incur certain expenses in completing the transition to Mexico, including but not limited to the transfer of inventory and equipment from Van Nuys to Durango.

Office Supplies

Sales at Sav-On Office Supplies decreased $383,000, or 3.7%, and $1,301,000, or 4.2%, for the three and nine-month periods ending March 31, 2000 compared with the same periods last year. Same-store sales declined 4.1% and 4.9% for the three and nine-month periods ended March 31, 2000, respectively. Sav-On's sales performance continues to reflect the effect of large competitors opening stores in its markets, with only four stores without large competitors this year as opposed to ten last year. However, as stated in previous filings, historically Sav-On stores are significantly impacted the first twelve to fifteen months after a large competitor enters a market but, after the second year, store sales typically began producing modest sale gains. However, actual results may differ from this historical trend. Please see risk factor discussions contained herein and in other filings with the SEC.

Sav-On's operating income decreased by $179,000 and $303,000 for the three and nine-month periods ended March 31, 2000, respectively, compared to the same periods last year. The decline is due to the decrease in sales. Gross profit as a percent of sales remained relatively constant. As a percent of sales SG&A expenses increased to 30.4% from 29.3% as a result of the lower sales volume.

During the three months ended March 31, 2000, Sav-On Office Supplies introduced a commercial contract sales program focusing on larger commercial customers. The contract program is expected to generate incremental sales at lower than average gross margins but also at lower selling and administrative support cost than its core retail business. The company is testing the program in the Fort Worth market and, if successful, will consider rolling out the program in other areas.

Home Furnishings

Net sales and operating losses for the Home Furnishings division, comprised of Cargo Furniture, were $10,762,000 and $1,492,000, respectively, for the nine-month period ended March 31, 2000. Because the Company started consolidating the results of Cargo Furniture on February 1, 1999, there were only two months of the operating results reported for the nine-month period ended March 31, 1999. Cargo Furniture has converted all but 7 stores from its mall-based format to the Cargo Collection format, a larger and more customer friendly setting. Cargo is also in the process of broadening its supplier base, including sourcing products from more competitive manufacturers. Management expects to see improvement in operating results of this division by the end of fiscal 2000 as the Company continues to execute its plans to reduce operating expenses, improve gross margins, complete the conversion of stores to the Cargo Collection store format and build the Cargo brand and dealer channels. However, actual results may differ from management's expectations. Please see risk factor discussions contained herein and in other filings with the SEC.

Leather Crafts

While the Company closed its Tandy Leather retail operations during fiscal year 1999, it has retained a portion of the overall customer base by selling its leather craft products through the Internet and traditional catalogue processes. For the nine months ended March 31, 2000, net sales and operating income from its Leather Craft division, comprised of Tandy Leather Direct, were $5,198,000 and $277,000, respectively. There are no comparable amounts for the prior year as leather craft products were previously sold through a chain of retail stores. During the three months ended March 31, 2000, Tandy Leather Direct launched its fully e-commerce capable Internet site, www.tandyleather.com. The site has been well received by the unit's customers based on the spike in activity on the Company's web site.

Discontinued operations

On April 27, 2000, the Board of Directors approved management's plans to dispose of, by way of sale, its Gift Division, consisting of: Tag Express, which sells and distributes licensed sports products; J-Mar, which creates and sells inspirational Christian paper gifts and related products; and Rivertown Button, which manufactures campaign style buttons and other promotional products on a contract basis. The Company has reported the results of operations of the Gifts division and the estimated loss on its disposal as discontinued operations.

The Company has agreed to basic terms with potential buyers and has executed letters of intent on each of the units. The pending transactions are all tentatively scheduled to close by the end of the fourth quarter of fiscal year 2000. Based on current agreements, which are subject to due diligence, expected net proceeds range from $5-6 million. Such proceeds will be used to reduce the Company's outstanding debt balance. The following is summary financial information for the Company's discontinued operations (in thousands):


                                Three Months Ended      Nine Months Ended
                                     March 31                March 31
                                ------------------      -----------------
                                  2000       1999        2000       1999
                                -------    -------      -------   -------

Net Sales                       $ 3,325    $ 4,385      $11,067   $14,165
                                =======    =======      =======   =======

Loss from discontinued
  operations:
  Operating loss before
    income taxes                   (872)      (316)     (2,424)      (459)
  Income tax benefit               (287)      (104)       (799)      (153)
                                -------    -------      ------    -------
Net loss from discontinued
  operations                       (585)      (212)     (1,625)      (306)
                                -------    -------      ------    -------

Loss on disposal of
  discontinued operations:
  Estimated operating
    losses until time of sale      (822)      -           (822)       -
  Estimated loss on sale         (5,360)      -         (5,360)       -
  Income tax benefit             (2,040)      -         (2,040)       -
                                -------    -------      ------    -------
Net loss on disposal             (4,142)      -         (4,142)       -
                                -------    -------      ------    -------

Net loss on discontinued
  operations                    $(4,727)  $  (212)     $(5,767)   $  (306)
                                =======    =======      ======    =======

The net assets of these discontinued operations primarily include accounts receivable, inventory, equipment, and related liabilities. Such amounts have been reclassified and recorded on the accompanying consolidated balance sheet as of March 31, 2000 as "Investment in discontinued operations".

The estimated proceeds and loss on discontinued operations are based on management's judgements on information currently available. Adjustments to these amounts may be necessary in the future.

During the third quarter of fiscal year 2000, the Company announced its plans to seek buyers for the Company's Office Supplies division consisting of Sav-On Office Supplies. While the Company continues to investigate its options with respect to Sav-On, no definitive decisions have been reached regarding the disposal of this division.

Restructuring Charges

In the quarter ended December 31, 1998, the Board of Directors of the Company approved a plan to close the Company's 121 leather and crafts retail stores and related manufacturing operations to allow the Company to continue to narrow its focus to its more profitable business segments. The divestiture plan was substantially complete and all retail stores were closed as of June 30, 1999. The Company has retained a portion of this business through Tandy Leather Direct that sells products through the Internet and traditional catalogue processes.

As a result of this plan, the Company recorded charges totaling $11,106,000 in the second quarter of fiscal year 1999. Approximately $2,961,000 of these charges related to the write-down of inventory to its estimated liquidation value and is included in cost of goods sold in the accompanying condensed consolidated statement of operations. In the fourth quarter of fiscal 1999, as a result of better than expected inventory liquidations sales, $503,000 of the inventory write-down was reversed and credited to cost of goods sold. Approximately $8,145,000 related to the write-down of non-inventory assets and anticipated future cash outlays.

Included in the $8,145,000 restructuring charge is approximately $5,441,000 related to non-cash write-downs of non-inventory assets to their estimated net realizable value, including $3,923,000 related to the write-off of goodwill, $1,313,000 related to the write-down of fixed assets (primarily comprised of store fixtures and leasehold improvements and manufacturing equipment substantially all of which have been abandoned), and $205,000 related to the write-down of various other assets. The remaining restructuring charge of $2,704,000 represented an accrual for anticipated future cash outlays for lease obligations and other related exit costs. As of March 31, 2000, the lease agreements for 116 stores had been terminated through settlement, sub-let or assignment.

The following table sets forth the activity in the restructuring reserve, which is included in current accrued liabilities in the March 31, 2000 balance sheet (in thousands):


                       June 30,         Cash         March 31,
                         1999         Payments          2000
                      ----------     ---------      ----------

Lease obligations     $      465     $     290      $      175
Other                        131            14             117
                      ----------     ---------      ----------
                      $      596     $     304      $      292
                      ==========     =========      ==========

The above provisions and related restructuring reserves are estimates based on the Company's judgment at this time. Adjustments to the restructuring provisions may be necessary in the future based on further development of restructuring related costs.

Net sales and operating losses (before restructuring charges of $8,145,000) from the Tandy Leather retail and manufacturing operations for the three and nine-month periods ended March 31, 1999 were as follows (in thousands):

                           Three months ended     Nine months ended
                             March 31, 1999        March 31, 1999
                           ------------------     -----------------

     Sales                     $   10,788            $   30,971
     Operating income (loss)       (3,095)               (8,570)


Selling, general and administrative expenses

Consolidated selling, general and administrative expenses were 31.1% and 27.5% as a percent of sales for the three and nine-month periods ended March 31, 2000, respectively, compared to 29.3% and 31.1% for the same periods last year. SG&A for the nine-month periods ended March 31, 2000 decreased $10,845,000, or 24.9%, compared to the same period last year. The decrease primarily relates to the closure of the Tandy Leather retail and manufacturing operations in fiscal year 1999 and to certain unusual Corporate charges incurred in fiscal 1999 primarily consisting of the loss of $3,465,000 recognized in connection with the Company's performance under the Cargo loan guarantee. These decreases were partially offset by the addition of the Cargo Furniture and Tandy Leather Direct divisions, and the factors affecting the Frames and Wall Decor division as previously discussed.

Depreciation and amortization

The increase in depreciation and amortization is primarily due to the addition of the Company's new manufacturing facility in Durango, Mexico, and new information systems that have been brought on line since June 30, 1999.

Interest expense, net

Net interest expense increased $635,000, or 123%, and $1,101,000, or 69%, for the three and nine-month periods ended March 31, 2000 compared to the same periods last year. The increase in net interest expense is largely due to $70,000 and $410,000 of interest income recognized during the three and nine month periods ended March 31, 1999, respectively, related to a note received in the sale of Joshua's Christian Book Stores. This note was paid in full during fiscal 1999. The remainder of the increase in interest expense is due to higher average borrowings and higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have come from borrowings under the Company's revolving credit facility. These funds have been used primarily for funding operations and capital expenditures.

During the nine-months ended March 31, 2000, cash increased $169,000. Cash of $7,123,000 was used by operating activities during the nine months primarily due to increases in inventory and accounts receivable levels as compared to June 30, 1999. Cash used for investing activities of $4,475,000 resulted from capital expenditures for property and equipment at the Company's manufacturing facility in Durango, Mexico and other routine equipment and facility replacements and upgrades. Cash of approximately $11,767,000 was provided primarily by increased borrowings under the Company's revolving credit facility and was used to finance the Company's working capital needs and capital expenditures discussed above.

Effective March 31, 1999, the Company entered into a revolving credit facility with a group of banks. The facility, as amended, is a $45,000,000 revolving line of credit with a maturity date of June 30, 2001, and is renewable annually. The amount of credit available under the facility declines to $40 million on September 30, 2000. The agreement was amended in October 1999 to change certain covenant requirements and to grant the Banks a security interest in the Company's assets. Proceeds from the sale of discontinued operations will be used to reduce outstanding debt balances.

At March 31, 2000, the Company was not in compliance with certain covenants of the credit facility; however, the agreement has been amended to reset such covenants to levels with which the Company complies and expects to comply in the future.

Effective November 3, 1997, the Company entered into an Interest Rate Swap Agreement with its primary bank in which a $20,000,000 notional amount of floating rate debt at LIBOR was swapped for a fixed rate of 6.01%. The Swap Agreement has a three-year term expiring in November of 2000 and is being accounted for as a hedge. The transaction was executed to hedge a portion of the Company's interest rate risk by changing the nature of the interest obligation on its credit facility from a floating LIBOR rate to a fixed interest rate. At March 31, 2000, the Company would have received approximately $67,487 to terminate the interest rate swap. This amount was obtained from the counterparties and represents the fair market value of the Swap Agreement.

The Company utilizes a revolving trade accounts receivable securitization program to sell without recourse, through a wholly owned subsidiary, certain trade accounts receivable. Under the program, the amount of outstanding receivables allowed to be sold is seasonally adjusted, but is limited to a maximum of $12,000,000 at any given time. At March 31, 2000, the amount of trade accounts receivable outstanding which had been sold approximated $3,000,000.
The proceeds from the sales were used to reduce borrowings under the Company's revolving credit facility. Costs of the program, which primarily consist of the purchaser's financing cost of issuing commercial paper backed by the receivables, totaled $71,000 and $262,000 for the three and nine-month periods ended March 31, 2000, respectively, and $86,000 and $270,000 for the three and nine-month periods ending March 31, 1999, respectively. The Company, as agent for the purchaser of the receivables, retains collection and administrative responsibilities for the purchased receivables.

Planned capital expenditures for the remainder of fiscal 2000 are not expected to exceed $ 600,000 and are primarily targeted for investments in the Frames and Wall Decor division, in information systems, and to a lesser extent store conversions and upgrades in Home Furnishing divisions. Management believes that the Company's current cash position, its cash flows from operations and available borrowing capacity will be sufficient to fund its current operations, interest obligations, and planned capital expenditures. Actual results may differ from this forward-looking projection; see risk factors discussed herein.


CONTINGENCIES

A former subsidiary of the Company, which was spun-off in 1978, filed for Chapter 11 protection under the federal bankruptcy code in January 1996. As part of the bankruptcy proceedings, the former subsidiary has rejected certain store leases which were originated prior to the spin-off and for which the Company was allegedly a guarantor. The Company has previously recognized an accrual for claims associated with the alleged guarantees on leases. Based on the information presently available, management believes the amount of the accrual at March 31, 2000 is adequate to cover the liability the Company may incur under the alleged guarantees.



                               TANDYCRAFTS, INC.
                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits:

              Exhibit 10.26    Amendment to Rights Agreement dated Feb 29, 2000

              Exhibit 10.27    Indemnification Agreement dated March 7, 2000

              Exhibit 10.28 Second Amendment to Amended and Restated Revolving Credit Agreement dated March 30, 2000

              Exhibit 27       Financial Data Schedule


        (b)  Reports on Form 8-K:

           The Company filed a Current Report on Form 8-K, dated February 22, 2000, which included the contents of a press release announcing a strategic plan aimed at focusing the Company on its frames and wall decor, home furnishings and consumer direct operations. The plan involves selling Tandycrafts' non-core Gifts and Office Supply divisions and completing certain significant operating improvements in the Company's core businesses in 2000.

           The Company filed a Current Report on Form 8-K, dated May 1, 2000, which included the contents of a press release announcing the unaudited results of operations for the three and nine-month periods ended March 31, 20008.


                               TANDYCRAFTS, INC.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TANDYCRAFTS, INC.
                                  (Registrant)


Date: May 15, 2000                         By:   /s/Michael J. Walsh
                                                 ------------------------------
                                                 Michael J. Walsh
                                                 Chairman, Chief Executive
                                                 Officer and Director


Date: May 15, 2000                         By:   /s/Leo Taylor
                                                 ------------------------------
                                                 Leo Taylor
                                                 Senior Vice President of
                                                 Finance
                                                 (Principal Financial Officer)


Date: May 15, 2000                         By:   /s/Nathan New
                                                 ------------------------------
                                                 Nathan New
                                                 Corporate Controller
                                                 (Principal Accounting Officer)